Form 10QSB
period 1997-03-31
RMED INTERNATIONAL INC
filed 1997-05-28
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                           Commission File No. 0-14696

                            RMED International, Inc.
             (Exact Name of Registrant and Specified in its Charter)


       Colorado                                         84-0898302
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                    675 Industrial Boulevard, Delta, CO 81416
                         (Address of Principal Offices)

                                 (970) 874-7536
                         (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock $.01
                                                              par value(Title of
                                                              Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

          [X]  YES             [ ]  NO

There were 6,370,958 shares of the Registrant stock $.01 par value common stock outstanding as of March 31, 1997.

                            RMED International, Inc.

                         Condensed Financial Statements

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  Item 1.

         Condensed Balance Sheet as of March 31, 1997 and
         December 31, 1996                                                   F-1

         Condensed Statements of Operations for the three
         months ended March 31, 1997 and 1996                                F-2

         Condensed Statements of Cash Flows for the three
         months ended March 31, 1997 and 1996                                F-3

         Condensed Statement of Changes in Stockholders' Equity
         for the three months ended March 31, 1997                           F-4

         Notes to Condensed Financial Statements for the three
         months ended March 31, 1997                                         F-5

         Item 2.

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   6

PART II. Other Information                                                     8

Signatures                                                                     9

RMED International, Inc.
Balance Sheet

                                                       March 31,    December 31,
                                                            1997            1996
                                                       ---------    ------------
                                                      (Unaudited)
CURRENT ASSETS
  Cash                                               $    34,139    $     7,006
  Accounts receivable, less $24,000 and $6,000
    allowance for doubtful accounts, respectively        124,670         63,267
  Inventory, at cost                                     174,694        141,937
  Notes receivable, current maturities                    40,598         64,195
  Prepaids and other                                       3,344          3,123
                                                     -----------    -----------
                                                         377,445        279,528
                                                     -----------    -----------
NOTES RECEIVABLE, less current maturities                314,885        295,892
                                                     -----------    -----------
PROPERTY AND EQUIPMENT, at cost
  Land and building                                      245,000        245,000
  Furniture and office equipment                          50,255         50,255
  Machinery and equipment                                 15,375         12,875
  Vehicles                                                 5,796          5,796
                                                     -----------    -----------
                                                         316,426        313,926
  Less accumulated depreciation                          (69,883)       (66,450)
                                                     -----------    -----------
                                                         246,543        247,476
                                                     -----------    -----------
OTHER ASSETS                                              16,014         16,075
                                                     -----------    -----------
                                                     $   954,887    $   838,971
                                                     ===========    ===========

CURRENT LIABILITIES
  Notes payable, current maturities                  $     3,026    $     2,958
  Note payable to President                              154,823        136,874
  Accounts payable and accrued liabilities               218,460        156,779
                                                     -----------    -----------
                                                         376,309        296,611
                                                     -----------    -----------
NOTES PAYABLE, less current maturities                   143,729        144,821
                                                     -----------    -----------
                                                         520,038        441,432
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000
    shares authorized; 6,370,958 shares issued
    and outstanding                                       63,710         63,710
  Contributed capital                                  5,146,013      5,146,013
  Accumulated deficit                                 (4,774,874)    (4,812,184)
                                                     -----------    -----------
                                                         434,849        397,539
                                                     -----------    -----------
                                                     $   954,887    $   838,971
                                                     ===========    ===========


See accompanying notes.               F-1

RMED International, Inc.
Statement of Operations

                                                         Three Months Ended
                                                   -----------------------------
                                                   March 31,1997   March 31,1996
                                                   -------------   -------------
                                                    (Unaudited)     (Unaudited)

SALES                                               $ 400,929         $ 260,861

COST OF GOODS SOLD                                    190,481           160,360
                                                    ---------         ---------
  GROSS PROFIT                                        210,448           100,501
                                                    ---------         ---------
OPERATING EXPENSES
  General and administrative                          127,842           105,283
  Sales and marketing                                  55,051            75,635
                                                    ---------         ---------
                                                      182,893           180,918
                                                    ---------         ---------
  OPERATING INCOME (LOSS)                              27,555           (80,417)
                                                    ---------         ---------
OTHER INCOME (EXPENSE)
  Interest income                                      12,870             7,358
  Interest expense                                     (6,959)           (3,186)
  Gain on sale of medical products line                 3,228             4,769
  Gain on sale of diaper machine                          616             8,750
  Marketable securities, net realized and
    unrealized gain (loss)                               --              (7,580)
                                                    ---------         ---------
                                                        9,755            10,111
                                                    ---------         ---------

NET INCOME (LOSS)                                   $  37,310         $ (70,306)
                                                    =========         =========

EARNINGS (LOSS) PER SHARE                           $    .005         $   (.011)
                                                    =========         =========


See accompanying notes.              F-2

RMED International, Inc.
Statement of Cash Flows

                                                         Three Months Ended
                                                   -----------------------------
                                                   March 31,1997   March 31,1996
                                                   -------------   -------------
                                                    (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $  37,310        $ (70,306)
  Adjustments to reconcile net income (loss)
    to net cash provided by operations:
      Depreciation and amortization                      3,493            4,217
      Changes in assets and liabilities:
        Accounts receivable                            (61,403)         (93,943)
        Inventory                                      (32,757)         (89,863)
        Marketable securities                             --             61,473
        Prepaids and other current assets                 (221)           1,663
        Accounts payable and accrued liabilities        61,682           60,025
        Payable to stock investment companies             --            (36,908)
                                                     ---------        ---------
NET CASH FROM (USED FOR) OPERATIONS                      8,104         (163,642)
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Reduction in medical products line and diaper
    machine notes receivable                             7,837            6,220
  Decrease (increase) in note receivable from
    Chairman                                            (3,233)          (2,117)
  Purchase of equipment                                 (2,500)            --
                                                     ---------        ---------

NET CASH FROM (USED FOR) INVESTING ACTIVITIES            2,104            4,103
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (payments) on note payable to President    17,949           (1,803)
  Payments on mortgage                                  (1,024)            (467)
  Exercise of stock options                               --            119,405
  Borrowings to refinance mortgage                        --              6,321
                                                     ---------        ---------

NET CASH FROM (USED FOR) FINANCING ACTIVITIES           16,925          123,456
                                                     ---------        ---------
NET INCREASE (DECREASE) IN CASH                         27,133          (36,083)

CASH - BEGINNING OF PERIOD                               7,006           36,687
                                                     ---------        ---------
CASH - END OF PERIOD                                 $  34,139        $     604
                                                     =========        =========

See accompanying notes.              F-3

RMED International, Inc.
Statement of Changes in Stockholders' Equity

                                              Common Stock
                                              ------------                       Contributed             Accumulated
                                           Shares      Amount        Capital       Deficit
                                           ------      ------        -------       -------
Balances, December 31, 1996              6,370,958   $    63,710   $ 5,146,013   $(4,812,184)

  Net loss (unaudited)                        --            --            --          37,310
                                         ---------   -----------   -----------   -----------
Balances, March 31, 1997 (Unaudited)     6,370,958   $    63,710   $ 5,146,013   $(4,774,874)
                                         =========   ===========   ===========   ===========


See accompanying notes.              F-4

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)

Note A - General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include all the accounts of RMED International, Inc. (the "Company") and its wholly owned subsidiaries, all of which are inactive. All intercompany transactions and balances have been eliminated. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note B - Earnings (Loss) Per Share

Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common stock equivalent shares (in periods in which they have a dilutive effect).

Note C - Contingency

In August 1994, the Company commenced an action in the United States District Court for the Southern District of New York against Sloan's Supermarkets, Inc. and John A. Catsimatidis to recover damages based on the defendants' failure to disclose, in its public filings and otherwise, the existence of an investigation by the Federal Trade Commission ("FTC") regarding the concentration of supermarkets by entities owned or controlled by the defendants. The Company purchased approximately 226,000 shares of Sloan's common stock in November and December 1993, in open market transactions on the American Stock Exchange, without knowledge of the FTC investigation, and sold a portion of these shares at a loss after June 2, 1994, when the Company learned of the FTC investigation. The legal action has been certified as a "class action" with the Company the class action representative. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          RMED International, Inc. (the "Company", "RMED") was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of marketing and selling Tushies(R) brand baby products.

          The Company recently received a patent for its GEL-FREE cotton blend disposable diapers. Tushies diapers and natural formula wipes are manufactured by outside private label manufacturers pursuant to Company specifications.

          The increase in sales and turnaround in net income in the first quarter of 1997 directly reflects continued growth of the Company's base and brand recognition.

          Material Changes in Financial Position

          Total assets of the Company increased $115,916 from $838,971 at December 31, 1996 to $954,887 at March 31, 1997. This increase was attributable primarily to an increase in accounts receivable and inventory.

          During the three month period ended March 31, 1997, net working capital increased $18,219 primarily due to increases in accounts receivable and inventory offset by an increase in the note payable to the President, and accounts payable and accrued liabilities.

          Total liabilities at March 31, 1997 were $520,038 compared to $441,432 at December 31, 1996. The increase of total liabilities of $78,606 was primarily due to increased accounts payable and accrued liabilities, and an increase in note payable to the President.

          Total stockholders' equity increased $37,340 during the three month period ended March 31, 1997. The increase was primarily a result of an improvement in the gross profit margin and overall increase in sales.

          Material Changes in Results of Operations

          Net sales for the quarter ended March 31, 1997 were $400,929 compared to net sales of $260,861 for the quarter ended March 31, 1996, an increase of 54%.

          Gross profit for the three months ended March 31, 1997 was $210,448 compared to $100,501 in the prior year, an increase of 109%.

          Operating expenses for the three months ended March 31, 1997 and 1996 were $182,893 and $180,918, respectively.

          The net income for the quarter ended March 31, 1997 was $37,310 compared to a net loss of $70,306 for the quarter ended March 31, 1996. The increase in the net income for 1997 is due to the factors discussed above.

          Liquidity and Capital Resources

          At March 31, 1997 the Company had working capital of $1,136 consisting of $377,445 in current assets and $376,309 in current liabilities.

          As of March 31, 1997 the Company's long term debt is $146,775 consisting of a mortgage payable on the Delta, Colorado facility.

ART II.   Other Information


          Items 1-5.  Not applicable

          Item 6.     Exhibits and Reports on Form 8-K

          In the three months ended March 31, 1997 no reports were filed on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RMED International, Inc.
Date: May 13, 1997

                                            /s/ EDWARD REISS
                                            ------------------------
                                            Edward Reiss
                                            Vice President and Principal
                                            Financial Officer