Form 10KSB
period 1997-12-31
RMED INTERNATIONAL INC
filed 1998-04-06
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value (Title of
                                                            Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

       _X_  YES                                          ___ NO

There were 6,370,958 shares of the Registrant stock $.01 par value common stock outstanding as of December 31, 1997.

                            RMED International, Inc.

                          ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               Table of Contents

Form 10-KSB
Item Number                                                                 Page

Part I

      Item 1.  Business                                                       3

      Item 2.  Properties                                                     5

      Item 3.  Legal Proceedings                                              6

      Item 4.  Submission of Matters to Vote of Security Holders              6

Part II

      Item 5.  Market for the Registrant's Common Equity and Related          6
               Stockholder Matters

      Item 6.  Selected Financial                                             7

      Item 7.  Management's Discussion and Analysis of Financial Condition    8
               and Results of Operations

      Item 8.  Financial Statements                                           9

      Item 9.  Changes in and Disagreements on Accounting and Financial       9
               Disclosure

Part III

      Item 10. Directors and Executive Officers of the Registrant            10

      Item 11. Executive Compensation                                        10

      Item 12. Security Ownership of Certain Beneficial Owners               11
               and Management

      Item 13. Certain Relationships and Related Party Transactions          12

Part IV

      Item 14. Exhibits and Reports on Form 8-K                              13

Signatures                                                                   14

                                     Part I

Item 1. BUSINESS

      General

      RMED International, Inc. (the "Company", "RMED") was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of marketing and selling Tushies(R) and new TenderCare(R) brand baby products. Since July 1993, the Company has been involved in the product and package design development of Tushies cotton blend disposable diapers and an extended line of Tushies products.

      Business Strategy

      The Company is marketing Tushies products throughout the United States and Canada to natural and health products stores, upscale pharmacies, baby product stores and specialty supermarkets. Consumers are also being reached through catalog sales and by direct home delivery.

      Tushies Diapers have drawn response from two diverse market segments. The first and largest segment of the market consists of those consumers who use disposable diapers with artificial chemical absorbents. The second market segment consists of those consumers who use cloth diapers.

      The Company plans to develop other Tushies products while retaining the focus on quality natural products. The Company is positioning itself to share in the large and growing markets of disposable diapers and natural products.

      Tushies patented "GEL-FREE Alternative Diaper" provides consumers with a disposable diaper that has a cotton blend absorbent padding. Tushies Diapers do not contain artificial chemical absorbent granules that turn into gel when they come in contact with moisture. Artificial chemical absorbents are found in most of the leading national brands of disposable baby diapers.

      In March 1998, RMED introduced TenderCare GEL-FREE Baby Disposable Diapers at a suggested retail price that is competitive in price to the leading disposable diapers.

      Product Description

      The Alternative Diaper, Tushies Cotton Blend GEL-FREE Disposable Baby
      Diaper

      Tushies is the only cotton blend GEL-FREE disposable diaper made without artificial chemical absorbents, dyes or perfumes.

      In 1995 Tushies changed the inner packaging from a box to a bag. The diaper now has a cloth-like cover which is softer for the baby.

      Tushies Diapers are produced in four sizes: Small, Medium, Large and Toddler (Extra Large). The diapers are sold by the case, each case consisting of four inner bags of the same size diapers. The number of diapers in each inner bag depends on the diaper size. Tushies corrugated outer diaper box is made in large part from recycled material and is itself recyclable at facilities which accept corrugated cardboard for recycling. The graphics and artwork on the inner bag are a storybook design.

      TushiesWipes

      Under the TushiesWipes brand name, the Company offers natural formula wipes in Tubs, Refills and TravelPacks. The wipes contain Aloe Vera, are Hypo-Allergenic and Alcohol-Free.

      Tushies Diapers and TushiesWipes are good companion products and together help in name brand recognition.

      In 1997 Tushies introduced the 100% Organic TushiesBear T-Shirt.

      All Tushies products are made in the USA.

      RMED's Marketing and Distribution Strategy

      In the multibillion dollar market for disposable diapers and wipes, the battle for brand dominance and share increase is waged among the leading brands through national media advertising, trade promotions, pricing, and product innovation. The Company does not have the financial resources to compete on this basis with the leading brands.

      Furthermore, because RMED is one of the few diaper companies that is not a manufacturer, and because of the unique diaper composition, the Company has higher direct unit costs than those comparable costs of major diaper manufacturers. This higher relative direct cost of product has a direct impact on the Company's ability to compete on price while maintaining an adequate gross margin. However, the Company has lower fixed costs associated with its diapers and wipes, and can operate with greater flexibility than the leading brands. Most important, the Company has a unique diaper product.

      A unique Alternative Disposable Diaper in an expanding market is the basis of RMED's marketing plan. To the Company's knowledge, there are no other companies presently manufacturing a natural blend cotton disposable diaper without artificial chemical absorbents, dyes or perfumes. Currently, all leading brands of disposable diapers that are super-absorbent or ultra-absorbent contain artificial chemical absorbents. The Company believes it has an opportunity to compete on the features of a cotton blend disposable diaper without artificial chemical absorbents, dyes or perfumes.

      Health/natural food and specialty store distribution nationwide allows the Company to build a strong Tushies brand identification. Tushies products are also marketed nationally to upscale pharmacies, select specialty supermarkets, baby product stores, diaper delivery services, and direct home delivery. TenderCare products will also be marketed through these channels.

      Direct delivery capability and through alliances with existing catalogues and home delivery services permits the Company to build marketing channels through which other products might be sold. One example of this approach is the TushiesClub membership. By calling 1-800-34-I'm Dry(1-800-344-6379) to order home delivery of Tushies products, Tushies customers may join the Company's free club program and have Tushies products automatically delivered to their home on a pre-determined schedule. The customer is billed directly to a credit card at the time of shipment.

      The dual introduction of Tushies GEL-FREE cotton blend disposable diapers and TushiesWipes natural formula wipes offers the Company significant merchandising, promotion, and shelf space opportunities. The marketing effort devoted to building the Tushies diaper brand results in cross-over support for the TushiesWipes product. As an added benefit, RMED is able to build its reputation in the trade as a diversified natural products company.

      The Company believes that the impact of brand awareness created with a strategically planned advertising campaign will build brand loyalty and a solid customer base.

      Special programs will include reaching hospitals, pediatric offices, midwives and other pediatric care-givers. The Company participates in a selected group of regional and national natural product shows.

      Production

      The Company's inventory of disposable diapers and wipes are purchased from outside private label manufacturers pursuant to Company specifications.

      Patents, Trademarks and Registrations

      The Company currently holds patents, registrations, and various trademarks for Tushies products. On May 18, 1990, the Company exchanged a 50% interest in a diaper pending patent for $225,000 with an individual who later became the Company's President. This individual was assigned 1/2 ownership interest in current and subsequent registrations relating to Tushies products. The 50% interest in the patent is convertible into $225,000 in value of common or preferred stock of the Company based on closing bid of the Company's common stock on May 18, 1990, which was $.50, for a total of 450,000 shares. To date the President has not elected to exchange the patent interest for stock. The President has also elected to forgo any interest in Tushies sales with respect to her proprietary Tushies rights through December 31, 1997.

      Inventory

      The Company's inventory levels (consisting solely of finished goods purchased from others pursuant to Company specifications) are in line with the inventory levels necessary to satisfy customer demands. The Company attempts to ship within 24 hours of receiving orders.

      Employees

      As of December 31, 1997, the Company had 7 full and part-time employees.

Item 2. PROPERTIES

      The principal office of the Company is located at 675 Industrial Blvd., Delta, CO 81416. On February 7, 1994, the Company purchased from its President and from Brandy Enterprises, Ltd. (a corporation wholly owned by the President), the Delta facility (consisting of a 10,000 square foot brick building on a two and one-half acre parcel)..

      On January 17, 1996 the Company refinanced the Delta, Colorado facility with a local bank. The mortgage is secured by the underlying real estate and is also personally guaranteed by the Company's President.

      The Company leases offices in Westport, CT on a month to month basis at a monthly rental of $850.

Item 3. LEGAL PROCEEDINGS

      In August 1994, the Company commenced an action in the United States District Court of the Southern District of New York against Sloan's Supermarkets, Inc. and John A. Catsimatidis to recover damages based on the defendants' failure to disclose, in its public filings and otherwise, the existence of an investigation by the Federal Trade Commission ("FTC") regarding the concentration of supermarkets by entities owned or controlled by the defendants. The Company purchased approximately 226,000 shares of Sloan's common stock in November and December 1993 in open market transactions on the American Stock Exchange, without knowledge of the FTC investigation, and sold a portion of these shares at a loss after June 2, 1994, when the Company learned of the FTC investigation. The legal action has been certified as a "class action" with the Company the class action representative. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      None.

                                    Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER'S MATTERS

      The Company's common stock is traded on the "Electronic Bulletin Board System" with the symbol TUSH.

      As of December 31, 1997, there were over 1,000 holders of record of the Company's common stock.

      The Company has not paid and does not anticipate the payment of cash dividends in the foreseeable future. Any future earnings and declaration of dividends will remain within the discretion of the Company's Board of Directors. The Board of Directors will review its dividend policy from time to time, which will depend upon, among other factors, the Company's earnings and financial requirements, as well as general business conditions.

Item 6. SELECTED FINANCIAL DATA

      The following page contains the Statement of Operations for RMED for the years ended December 31, 1996 and 1997. More detailed financial information, with accompanying notes, is presented in Item 8.

RMED International, Inc.
Statement of Operations

                                                       Year Ended December 31,
                                                   -----------------------------
                                                      1997              1996
                                                   ---------         -----------

SALES                                              $ 1,684,360      $ 1,257,567

COST OF GOODS SOLD                                  (1,091,741)        (878,589)
                                                   -----------      -----------

      GROSS PROFIT                                     592,619          378,978
                                                   -----------      -----------

OPERATING EXPENSES
      General and administrative                       472,871          447,159
      Sales and marketing                              342,609          269,241
                                                   -----------      -----------

                                                       815,480          716,400
                                                   -----------      -----------

      OPERATING INCOME (LOSS)                         (222,861)        (337,422)
                                                   -----------      -----------

OTHER INCOME (EXPENSE)
      Interest income                                   47,532           19,975
      Interest expense                                 (27,499)         (14,510)
      Gain on sale of medical products
         line and diaper machine                        26,396           23,439
      Net gains (losses) on marketable
         securities                                       --            (10,003)
      Other                                              4,714             (818)
                                                   -----------      -----------

                                                        51,143           18,083
                                                   -----------      -----------

NET INCOME (LOSS)                                  $  (171,718)     $  (319,339)
                                                   ===========      ===========


EARNINGS (LOSS) PER COMMON SHARE                   $     (0.03)     $     (0.05)
                                                   ===========      ===========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In January 1994 the Company re-entered the disposable baby diaper business under the registered brand name of Tushies.

      The Company's patented GEL-FREE cotton blend disposables diapers and natural formula TushiesWipes are manufactured by outside private label manufacturers pursuant to Company specifications.

      Material Changes in Financial Position

      Total assets of the Company decreased $61,839 from $838,971 at December 31, 1996 to $777,132 at December 31, 1997. This decrease was attributable primarily to a decrease in notes receivable and inventory offset by an increase in cash, accounts receivable, and prepaid assets.

      During the twelve month period ended December 31, 1997, net working capital increased $62,780 due to increases in cash, accounts receivable and prepaid assets, offset by decreases in notes receivable and inventory and increases in the note payable to the President, accounts payable and accrued liabilities. The decrease in notes receivable is attributable primarily to the repayment of a loan to the Chairman.

      Total liabilities at December 31, 1997 were $551,311 compared to $441,432 at December 31, 1996. The increase of total liabilities of $109,879 was primarily due to a note payable to the President, accounts payable and accrued liabilities.

      Total stockholders' equity decreased $171,718 during the twelve month period ended December 31, 1997. The decrease was primarily a result of operating losses ($222,861), offset by other nonoperating income.

      Material Changes in Results of Operations

      Net sales for the year ended December 31, 1997 were $1,684, 360 compared to net sales of $1,257,567 in 1996, an increase of 34%. The increase was due to continued growth of the Tushies product lines since re-entering the marketplace in July 1993.

      Gross profit for the year ended December 31, 1997 was $592,619 compared to $378,978 in 1996 primarily due to an increase in sales offset by increases in total product costs, resulting in a gross margin increase of 5.05%.

      Operating expenses for the years ended December 31, 1997 and 1996 were $815,480 and $716,400, respectively, largely due to increases in selling and marketing expenses. Relative to a percent of sales, there was a reduction in operating expenses of 8.56%.

      The net (loss) for the years 1997 and 1996 were ($171,718) and ($319,339), respectively. The decrease in the net loss for 1997 is due to the factors discussed above.

      Liquidity and Capital Resources

      On December 31, 1997 the Company's working capital of $45,697 consisted of $455,476 in current assets and $409,779 in current liabilities.

      As of December 31, 1997 the Company's long term debt was $141,532, consisting of a mortgage payable on the Delta, Colorado facility, which was refinanced January 17, 1996.

      Impact of Inflation

      The impact of inflation on the Company's results of operations is not readily determinable. However, the Company does not believe the impact varies materially from that experienced by the national economy as a whole. As sales increase, it is possible the Company may be able to reduce costs and thereby minimize the impact of inflation.

Item 8. FINANCIAL STATEMENTS

      Financial Statements are included on the following pages numbered F-1 through F-12.

Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

      None.

                            RMED International, Inc.
                              Financial Statements

                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

Report of Independent Public Accountants'                                    F-1

Financial Statements:

  Balance Sheet as of December 31, 1997 and 1996                             F-2

  Statement of Operations for the years
     ended December 31, 1997 and 1996                                        F-3

  Statement of Cash Flows for the years
     ended December 31, 1997 and 1996                                        F-4

  Statement of Changes in Stockholders' Equity
     for the years ended December 31, 1997 and 1996                          F-5

  Notes to Financial Statements                                              F-6

                                             Oatley Bystrom & Hansen
                                             A Professional Corporation of CPA's
                                             6061 South Willow Drive,  Suite 230
                                             Greenwood Village, Colorado 80111
                                             (303) 770-8383 o Fax (303) 721-6925

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'

February 26, 1998

To the Board of Directors
RMED International, Inc.
Delta, Colorado

We have audited the accompanying balance sheets of RMED International, Inc. (a Colorado corporation) as of December 31, 1997 and 1996, and the related statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMED International, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $171,718 and $319,339 during the years ended December 31, 1997 and 1996, respectively. As discussed in Note A to the financial statements, the Company's significant operating losses raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Oatley Bystrom & Hansen

RMED International, Inc.
Balance Sheet
                                                             December 31,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------     -----------
CURRENT ASSETS
  Cash                                              $   178,754     $     7,006
  Accounts receivable, less allowance
    for doubtful accounts of $6,000
    in 1997 and 1996                                    100,082          63,267
  Notes receivable, current maturities                   39,928          64,195
  Inventory                                              76,604         141,937
  Prepaid and other                                      60,108           3,123
                                                    -----------     -----------
                                                        455,476         279,528
                                                    -----------     -----------

NOTES RECEIVABLE, less current maturities                68,782         295,892
                                                    -----------     -----------

PROPERTY AND EQUIPMENT
  Land and building                                     245,000         245,000
  Furniture and office equipment                         50,255          50,255
  Machinery and equipment                                15,737          12,875
  Vehicles                                                5,796           5,796
                                                    -----------     -----------
                                                        316,788         313,926
  Less accumulated depreciation                         (80,213)        (66,450)
                                                    -----------     -----------
                                                        236,575         247,476
OTHER ASSETS                                             16,299          16,075
                                                    -----------     -----------
                                                    $   777,132     $   838,971
                                                    ===========     ===========

CURRENT LIABILITIES
  Note payable, current maturities                  $     3,244     $     2,958
  Note payable to President                             186,790         136,874
  Accounts payable                                      184,935         147,763
  Accrued liabilities and other                          34,810           9,016
                                                    -----------     -----------
                                                        409,779         296,611
                                                    -----------     -----------

NOTE PAYABLE, less current maturities                   141,532         144,821
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    2,500,000 shares authorized;
    none issued                                            --              --
  Common stock, $.01 par value; 50,000,000
    shares authorized 6,370,958 shares
    issued and outstanding                               63,710          63,710
  Contributed capital                                 5,146,013       5,146,013
  Accumulated deficit                                (4,983,902)     (4,812,184)
                                                    -----------     -----------
                                                        225,821         397,539
                                                    -----------     -----------
                                                    $   777,132     $   838,971
                                                    ===========     ===========

See accompanying notes

RMED International, Inc.
Statement of Operations

                                                       Year Ended December 31,
                                                   -----------------------------
                                                      1997              1996
                                                   ---------         -----------

SALES                                              $ 1,684,360      $ 1,257,567

COST OF GOODS SOLD                                  (1,091,741)        (878,589)
                                                   -----------      -----------

      GROSS PROFIT                                     592,619          378,978
                                                   -----------      -----------

OPERATING EXPENSES
      General and administrative                       472,871          447,159
      Sales and marketing                              342,609          269,241
                                                   -----------      -----------

                                                       815,480          716,400
                                                   -----------      -----------

      OPERATING INCOME (LOSS)                         (222,861)        (337,422)
                                                   -----------      -----------

OTHER INCOME (EXPENSE)
      Interest income                                   47,532           19,975
      Interest expense                                 (27,499)         (14,510)
      Gain on sale of medical products
         line and diaper machine                        26,396           23,439
      Net gains (losses) on marketable
         securities                                       --            (10,003)
      Other                                              4,714             (818)
                                                   -----------      -----------

                                                        51,143           18,083
                                                   -----------      -----------

NET INCOME (LOSS)                                  $  (171,718)     $  (319,339)
                                                   ===========      ===========


EARNINGS (LOSS) PER COMMON SHARE                   $     (0.03)     $     (0.05)
                                                   ===========      ===========

See accompanying notes.

RMED International, Inc.
Statement of Cash Flows
                                                         Year Ended December 31,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $(171,718)     $(319,339)

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operations:
      Depreciation and amortization                       13,763         16,725
      Loss (gain) on retirement of
        equipment                                           --            1,245
      Issuance of stock to settle
        trade payable                                       --           10,929
      Changes in current assets and
        liabilities:
        Accounts receivable                              (36,815)       (39,597)
        Inventory                                         65,333        (76,568)
        Prepaid and other                                (56,985)           285
        Marketable securities                               --           63,904
        Accounts payable and accrued
          liabilities                                     62,966         24,927
        Payable to stock investment
          company                                           --          (36,908)
                                                       ---------      ---------

NET CASH FROM OPERATIONS                                (123,456)      (354,397)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of note receivable
    from Chairman                                        212,911           --
  Decrease (increase) in note
    receivable from Chairman                                --          (13,571)
  Payments received on medical
    products line and diaper
    machine notes receivable                              38,466         64,835
  Collection on loan to Engineered
    Nonwovens, Inc.                                         --          126,109
  Purchases of equipment                                  (2,862)        (1,150)
  Increase in other assets                                  (224)       (12,171)
                                                       ---------      ---------

NET CASH FROM INVESTING ACTIVITIES                       248,291        164,052
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in note payable to President                   82,852         51,059
  Payments on note payable to President                  (32,936)       (13,900)
  Payments on note payable                                (3,003)        (2,221)
  Exercise of common stock options                          --          119,405
  Proceeds received in refinancing mortgage                 --            6,321
                                                       ---------      ---------

NET CASH FROM (USED FOR) FINANCING ACTIVITIES             46,913        160,664
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH                          171,748        (29,681)

CASH, beginning of year                                    7,006         36,687
                                                       ---------      ---------

CASH, end of year                                      $ 178,754      $   7,006
                                                       =========      =========

RMED International, Inc.
Statement of Changes in Stockholders' Equity


                                 Common Stock
                            ---------------------    Contributed    Accumulated
                             Shares        Amount      Capital        Deficit
                            ---------     -------    -----------    ------------

January 1, 1996             5,959,942     $59,599     $5,019,790    $(4,492,845)

  Exercise of
    stock options             398,016       3,981        115,424           --

  Issuance of shares
    in partial settlement
    of trade payable           13,000         130         10,799           --

  Net loss                       --          --             --         (319,339)
                            ---------     -------     ----------    -----------

December 31, 1996           6,370,958      63,710      5,146,013     (4,812,184)

      Net loss                   --          --             --         (171,718)
                            ---------     -------     ----------    -----------

December 31, 1997           6,370,958     $63,710     $5,146,013    $(4,983,902)
                            =========     =======     ==========    ===========

See accompanying notes.

                            RMED International, Inc.
                         Notes to Financial Statements

Note A - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

RMED  International,   Inc.  (the  "Company"),   a  Colorado  corporation,   was
incorporated December 28, 1982. The Company is engaged in marketing and distribution of its Tushies(R) brand disposable diapers and related products.

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

      1. Increasing margins on existing products.

      2. Obtaining additional equity capital.

If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits The Company maintains its cash balances in financial institutions located in Hartford, Connecticut and Delta Colorado. The balances are insured by the Federal Deposit Insurance Corporation. At December 31, 1997, the Company's uninsured balances with one of the institutions total $60,177.

Major Customers

Sales to major customers as a percentage of annual sales were to three distributors (14%, 12% and 10%) in 1997 and three distributors (18%, 10% and 10%) in 1996. Also, of these customers, approximately 51% and 24% of accounts receivable at December 31, 1997 and 1996, were represented by a single distributor, respectively.

Major Supplier

The Company's inventory of disposable diapers are purchased pursuant to its specifications from a single manufacturer.

Summary of Significant Accounting Policies

Revenue Recognition and Concentrations of Credit Risk

Sales are recognized when products are shipped. Wholesale sales generally are on an unsecured, open account basis and subject to credit limits that may provide a discount for timely payment. Home delivery sales require payment prior to shipment. The Company sells its products throughout the United States and Canada.

Inventory

Inventory, consisting primarily of purchased finished products, is valued at the lower of cost or market. Cost is determined by use of the first-in, first-out method.

                            RMED International, Inc.
                         Notes to Financial Statements

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives which range principally from five years for equipment to 39 years for buildings. Depreciation expense in 1997 and 1996 was $13,497 and $16,481, respectively.

Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized.

Patents and Trademarks

Costs of patents are capitalized and amortized ratably over the statutory patent life of 17 years.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. Advertising expense in 1997 and 1996 was $77,008 and $41,202, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation, " (see Note
H).

Income Taxes

Deferred income taxes result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes.

Earning Per Share

Earnings per share of common stock are computed using the weighted average number of shares outstanding during each period plus common stock equivalent shares (in periods in which they have a dilutive effect). The number of common stock equivalents relating to stock options outstanding are computed using the treasury stock method.

Statement of Cash Flows Information

Cash  and  cash  equivalents  include  cash  and  short-term   investments  with
maturities of three months or less.

During 1997 and 1996, respectively, the Company paid interest of approximately $27,000 and $15,000.

Non-cash transactions incurred in 1996 include the issuance of 13,000 shares of common stock, valued at $10,929, to a vendor in partial settlement of a trade payable.

Estimates

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            RMED International, Inc.
                         Notes to Financial Statements

Note B - Notes Receivable

                                                            December 31,
                                                    ---------------------------
                                                      1997              1996
                                                    --------          ---------
5% note  receivable from the Chairman of
   the      Board     of      Directors,
   collateralized   by   shares   in   a
   cooperative  apartment  in  New  York
   City.  Paid  December  19,  1997 (See
   Note F).                                         $   -             $212,911

10% note receivable  (less deferred gain
   of $21,646  and  $36,434 at  December
   31, 1997 and 1996, respectively) from
   a company owned by a former  director
   and   officer,    monthly    payments
   including  principal  and interest of
   $4,800 for ten years  beginning March
   1,  1989,  collateralized  by certain
   assets  and  a  personal   guarantee.
   Effective   November  15,  1991,  the
   monthly   payment   was   reduced  to
   $4,595. (Subsequently subordinated to
   the  President  - see Note F.)                     51,359            86,444

10% note receivable  (less deferred gain
   of $196,864  and $208,472 at December
   31,  1997  and  1996,   respectively)
   dated  December  10,  1994,   from  a
   company  owned by a  former  director
   and  officer,   monthly  payments  of
   interest  only for the first year and
   $3,766  thereafter for ten years, due
   December 10, 2005,  collateralized by
   security  interest in diaper  machine
   and related equipment.  (Subsequently
   subordinated  to the  President - see
   Note F).                                           57,351            60,732
                                                    --------          --------

Total                                                108,710           360,087

Less current maturities                               39,928            64,195
                                                    --------          --------

Noncurrent maturities                               $ 68,782          $295,892
                                                    ========          ========

Note C - Loan to Engineered Nonwovens, Inc.

On September 16, 1993, the Company loaned $300,000 to Engineered Nonwovens, Inc. ("ENI"). During 1995, the Company was notified by ENI of its financial difficulties and inability to satisfy payments pursuant to the loan agreement. ENI subsequently filed for bankruptcy and began a general liquidation of assets. An auction of assets was held in May 1996, resulting in $121,109 proceeds to the Company against the loan.

Note D - Long-Term Debt and Note Payable to President

Long-term debt consists of a mortgage note payable to a bank dated January 17, 1996, on the Delta, Colorado office and warehouse facilities. Interest on the note is at the bank's base lending rate (adjustable annually - 9.29% at December 31, 1997), and monthly payments including principal and interest of $1,378 are payable until January 17, 2001when the unpaid balance is due. The note is guaranteed by the Company's President.

                            RMED International, Inc.
                         Notes to Financial Statements

The future payments on the mortgage note payable matures as follows:

Year ended December 31,

                   1998                         $  3,244
                   1999                            3,558
                   2000                            3,866
                   2001                          134,108
                                                --------
                                                $144,776
                                                ========

Note Payable to President

The Company owed $186,790 and $136,874 in short-term borrowings including accrued interest, to its President at December 31, 1997 and 1996, respectively. The note bears interest at 7% and is collateralized by two notes receivable from a former director (see Note B - Notes Receivable) and is due on demand.

Note E - Income Taxes

As of December 31, 1997, the Company has net operating loss carryforwards totaling approximately $3,562,000 that may be offset against future taxable income. These loss carryforwards expire from 2004 through 2012 if not used. In addition, the Company has a capital loss carryforward of approximately $621,000, which expires in 1999. A tax benefit has not been reported in the accompanying financial statements, however, because the Company is uncertain as to the likelihood of utilization of these carryforwards. Accordingly, the approximate tax benefit of $1,069,000 of the net operating loss carryforwards has been offset by a valuation allowance of the same amount.

In 1993, the Company's taxable income was offset by operating losses that were carried over from prior years and provided a federal regular income tax benefit of approximately $1,223,000. Although the Company did not have a regular income tax obligation in 1993, it incurred alternative minimum taxable income resulting in 1993 income taxes payable of $77,821. Alternative minimum taxes paid are available as a credit to reduce future regular taxes indefinitely. For financial reporting, the credit has not been recognized as a deferred tax asset due to the uncertainty of future utilization.

Note F - Related Party Transactions

Transactions with Chairman of the Board of Directors

In 1989, the Company purchased from the Chairman of the Board, and then President, the shares of a cooperative apartment in New York. The purchase price was $225,000, of which approximately $93,000 was a down payment with the balance of approximately $132,000 payable to the Chairman. The cost of $225,000 approximated the amount originally paid for shares of the cooperative apartment by the Chairman. On September 1, 1990, the Company sold the cooperative shares of the apartment back to the Chairman for $225,000. Proceeds to the Company consisted of a note receivable due from the Chairman in the amount of $94,611 (none and $212,911 outstanding at December 31, 1997 and 1996, respectively - see Note C) and the Chairman's assumption of the related mortgage of $130,389. The sale resulted in a gain of $17,719 in 1990. The note receivable was increased by additional net advances, including interest, of $12,242, $38,994, $44,496 and $86,246 in 1996, 1995, 1994 and 1993, respectively. Effective July 27, 1993, the rate of interest on the note was reduced from 11% to 5%. On December 19, 1997, the note receivable was repaid in full.

On January 24, 1996, the Company advanced $7,000 to a company owned by the Chairman of the Board, which repaid the loan on March 1, 1996.

On January 30, 1996 and on March 4, 1996, the Chairman of the Board exercised options to purchase 333,333 shares and 64,683 shares of common stock at $.30 per share, respectively (a total of 398,016 shares and $119,404).

                            RMED International, Inc.
                         Notes to Financial Statements

Transactions  with  President

On May 18, 1990, the Company exchanged a 50% interest in a pending patent on its Tushies disposable diaper for $225,000 with an individual who later became the Company's President. The patent subsequently issued in 1991, at which time the Company also assigned the President a 50% interest in related Tushies trademarks and other rights. The 50% interest in the patent is convertible into $225,000 in value of common or preferred stock of the Company based on the closing bid price of the Company's common stock on May 18, 1990, which was $.50 (a total of 450,000 shares). To date the President has not elected to exchange the patent interest for stock. Gain from this transaction was recognized in December 1991. The President has also elected to forgo any interest in Tushies sales with respect to patent or other rights through December 31, 1997.

Transactions with a Former Director and Officer

On March 1, 1989, the Company sold its medical products line to a former director and officer for approximately $413,000 (see Note B). The sale resulted in a deferred gain of approximately $117,000 which is accounted for using the installment method. The Company has subsequently subordinated its collateralized security interest in the underlying assets to its President.

On December 10, 1994, the Company sold a diaper machine and related equipment for $285,000 (see Note B and above). Monthly payments of interest only at 7% commenced for one year beginning January 10, 1995, and thereafter are scheduled to be increased at a 10% rate of interest with monthly principal and interest payments of $3,766 for ten years. The sale results in a gain of $220,714, which is accounted for using the installment method. In 1995, the Company subordinated its collateralized security interest in the diaper machine to its President.

Note G - Commitments and Contingencies

Legal Proceedings

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

Facility Lease

The Company leases its Westport, Connecticut office for $850 per month on a month-to month basis. Rental expense on the lease for 1997 and 1996 was approximately $10,200 and $10,500, respectively.

Note H - Stock Options and Other Stock Rights

Incentive Stock Options

In December 1984, the stockholders approved an incentive stock option plan (the "Plan") for key employees of the Company, reserving 250,000 shares of common stock. The options are to be granted to employees as determined by a committee administering the Plan. The exercise price of options granted under the Plan cannot be less than the fair market value of the common stock on the date of grant. As of December 31, 1997, there were no outstanding options granted.

The Plan also authorizes Stock Appreciation Rights to be granted, in connection with incentive stock options, which would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon the exercise date in paid-up stock of the Company or in

                            RMED International, Inc.
                         Notes to Financial Statements

cash, depending upon the Company's determination. It is not presently intended that Stock Appreciation Rights will be granted with options under the Plan. As of December 31, 1997, there were no outstanding rights granted.

Non-qualified Options

Outstanding options to purchase common stock at December 31, 1997, are summarized as follows:

                          Number                           Date
                            of             Date           Option       Exercise
    Grantee               Shares          Granted         Expires    Price/Share
    -------               ------          -------         -------    -----------

Chairman of Board           1,984         7/12/95         7/11/99       $.30
                          300,000          1/6/97          1/5/00        .38

   President              400,000         12/7/92         12/7/99        .30
                          100,000         7/10/95          7/9/99        .30

   Director                10,000          1/6/97          1/5/00        .38

  Consultant               25,000          4/7/97          4/6/99        .50

The market value of the Company's common stock approximated the options' exercise price on the date of grant. Compensation expense related to stock option grants was not recorded in 1997 as the option exercise prices were equal to fair market value on the date of grant (see below).

Pro Forma Stock Based Compensation

Pro forma information regarding net income (loss) and earnings (loss) per common share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          1997
                                                          ----
                 Risk-free interest rate                  6.1%
                 Dividend yield                           None
                 Volatility factor                        129%
                 Weighted average expected life           35.1 months

The Company did not grant any stock options in 1996.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the inpput of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                            RMED International, Inc.
                         Notes to Financial Statements

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings (loss) per common share were as follows:

                                                       1997            1996
                                                    ----------      ----------

Net Income (Loss) - as reported                     $(171,718)      $(319,339)
Net Income (Loss) - pro forma                       $(269,258)      $(319,339)

Earnings (Loss) Per Common Share - as reported         $(0.03)         $(0.05)
Earnings (Loss) Per Common Share - pro forma           $(0.04)         $(0.05)

Weighted average fair value of options
  granted during the year                              $  .29             N/A

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Agreement to Issue Stock for to President for Patent Interest

The Company has an agreement with its President to exchange a patent interest sold to the President for $225,000 in 1990 into 450,000 shares of common or preferred stock of the Company (see Note F - Transactions with President). As of December 31, 1997, the President had not elected to exchange the interest for stock.

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table lists each person who was a Director or Officer of the Company at December 31, 1997, the close of the Company's last Fiscal year, or who has served in such capacity since that date.

                         Age at
                        Dec. 31,
      Name                1997       Position and Period of Service
      ----                ----       ------------------------------

      Edward Reiss         59        Director since April 1998; Chairman of
                                     the Board since December 1988;
                                     Vice President since September 1990;
                                     various other positions with the Company between 1998 and 1990.

      Brenda Schenk        54        Director since October 1990; President
                                     andChief Executive Officer
                                     since September 1990.

      John R. Henrie       47        Director since August 1995.

      No family relationships exist between any Executive Officer or Director.

      Background of Listed Directors and Executive Officers

      EDWARD REISS has been a Director and Officer of the Company since April 1988. Mr. Reiss directs the Company's marketing activities. Since 1975, Mr. Reiss has been the owner and President of an injection molding plastics company.

      BRENDA SCHENK has served as President of the Company since September 1990 and as a Director since October 1990. Ms. Schenk is the President and owner of Brandy Enterprises, Ltd., an equipment leasing company.

      JOHN R. HENRIE has been a Director of the Company since August 1995. Mr. Henrie is Controller and Treasurer of a private manufacturing and international distribution company in the chemical light business.

Item 11. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the cash compensation during the last two years of the Company to each of the Company's executive officers.

      Name and Principal Position            Year         Cash Compensation
      ---------------------------            ----         -----------------

      Edward Reiss                           1997              $60,000
      Chairman & Vice President              1996              $60,000

      Brenda Schenk                          1997              $75,000
      President & CEO                        1996              $67,500

      All Executive Officers                 1997             $135,000
      as a Group                             1996             $127,500

      The Company has no pension or other retirement fund.

      The Directors of the Company do not receive fees for serving as Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      Principal Shareholders

      The following table sets forth information with respect to those persons who owned beneficially more than 5% of the $.01 par value common stock of the Company as of December 31, 1997, as reflected in the stock transfer records of the Company, copies of filings on schedule 13-D or 13-G, and otherwise to the Company's knowledge.

      Name and Address(1) of         Amount of                    Percent of
      Beneficial Owner               Beneficial Ownership(2)      Common(5)
      ----------------               -----------------------      ---------

      Edward Reiss                   837,109(3)                       11%

      Brenda Schenk                  2,770,221(4)                     36%

      (1)   The addresses of all individuals are c/o RMED International, Inc.
                                                     PO Box 102
                                                     Delta, CO 81416

      (2) Unless otherwise indicated, (i) all shares listed are outstanding and (ii) beneficial owners listed have sole voting and investment power with respect to such shares.

      (3) Includes 301,984 shares reserved for issuance upon the exercise of options to purchase common stock of the Company held by Mr. Reiss which are presently exercisable, and includes 3,792 shares held in trust for Mr. Reiss's daughter, Ilana.

      (4) Includes 500,000 shares reserved for issuance upon exercise of options to purchase common stock of the Company held by Ms. Schenk which are presently exercisable. Under the terms of the Patent Agreement dated May 18, 1990, 450,000 shares were reserved against conversion of the 50% interest in its patent on its Tushies disposable diaper equal to $225,000 dollars in value of common stock of the Company based on the closing bid price of the Company's common stock on May 18, 1990, which was $.50. These reserved shares are included, as are 337,500 shares owned by Brandy Enterprises, Ltd., a corporation wholly owned by Ms. Schenk.

      (5) Percentage is computed as if all shares listed in column (2) for the beneficial owners were outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Transactions with the Chairman of the Board

      On March 14, 1989, the Company purchased from the Chairman of the Board, and then President, the shares of a cooperative apartment in New York. The purchase price was $225,000, of which approximately $93,000 was a down payment with the balance of approximately $132,000 payable to the Chairman. The cost of $225,000 approximated the amount originally paid for shares of the cooperative apartment by the Chairman. On September 1, 1990, the Company sold the shares of the apartment back to the Chairman for $225,000. Proceeds to the Company consisted of a note receivable due from the Chairman in the amount of $94,611 ($212,991 and $199,340 outstanding at December 31, 1996 and 1995, respectively), and the Chairman's assumption of the related mortgage of $130,389. The sale resulted in a gain for the Company of $17,719 in 1990. The note receivable was increased by additional net advances, including interest, of $12,242, $38,994, $44, 496 and $86,246 in 1996, 1995, 1994 and 1993, respectively. Effective July 27, 1993, the rate of interest on the note was reduced from 11% to 5%. On December 19, 1997, the note receivable was repaid in full.

      On January 24, 1996, the Company advanced $7,000 to a company owned by the Chairman of the Board, which repaid the loan on March 1, 1996.

      On January 30, 1996 and on March 4, 1996, the Chairman of the Board exercised options to purchase 333,333 shares and 64,683 shares of common stock at $.30 per share, respectively (a total of 398,016 shares and $119,404).

      Transactions with the President

      On May 18, 1990, the Company exchanged a 50% interest on a pending patent on its Tushies disposable diaper for $225,000 with an individual who later became the Company's President. The patent subsequently issued in 1991, at which time the Company also assigned the President a 50% interest in related Tushies trademarks and other rights. The 50% interest in the patent is convertible into $225,000 in value of common or preferred stock of the Company based on the closing bid price of the Company's common stock on May 18, 1990, which was $.50 (a total of 450,000 shares). To date the President has not elected to exchange the patent interest for stock. Gain from this transaction was recognized in December 1991. The President has also elected to forgo any interest in Tushies sales with respect to patent or other rights through December 31, 1997.

      Transactions with a Former Director and Officer

      On March 1, 1989, the Company sold its medical products line to a former director and officer for approximately $413,000. The sale resulted in a deferred gain of approximately $117,000. The Company has subsequently subordinated its collateralized security interest in the underlying assets to its President.

      On December 10, 1994, the Company sold a diaper machine and related equipment for $285,000. Monthly payments of interest only at 7% commenced for one year beginning January 10, 1995, and thereafter increased to a 10% rate of interest with monthly principal and interest payments of $3,766 for ten years. The sale resulted in a deferred gain of $220,714, which is accounted for using the installment method. In 1995, the Company subordinated its collateralized security interest in the diaper machine to its President.

                                    Part IV

Item 14. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

            1.    Financial Statements See Item 8, "Financial Statements".


      (b)   Exhibits and Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereforunto duly authorized.

Dated:  March 30, 1998
                                              RMED International, Inc.

                                              By /s/ Edward Reiss
                                                 -------------------------------
                                                 Edward Reiss, Chairman of
                                                 the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 30, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

        /s/ Edward Reiss                      3/30/98
--------------------------------------        --------------------
Edward Reiss, Chairman of the Board           Date
             Vice President
             Director

        /s/ Brenda Schenk                     3/30/98
--------------------------------------        --------------------
Brenda Schenk, Chief Executive Officer        Date
             President
             Director

        /s/ John R. Henrie                    3/30/98
--------------------------------------        --------------------
John R. Henrie, Director                      Date