Form 10QSB
period 1998-03-31
RMED INTERNATIONAL INC
filed 1998-05-14
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                  (970)874-7536
                         (Registrant's Telephone Number)

Securities registered pursuant to Section 12(h) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value(Title of
                                                            Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such report(s), and (2) had been subject to such filing requirements for the past 90 days.

               __X__ YES                               ______ NO

There were 6,370,958 shares of the Registrant stock $.01 par value common stock outstanding as of March 31, 1998.

                            RMED International, Inc.

                         Condensed Financial Statements

                                TABLE OF CONTENTS

                                                                            Page

Part I.  Item 1.

         Condensed Balance Sheet as of March 31, 1998 and                   F-1
         December 31, 1997

         Condensed Statements of Operations for the three months            F-2
         ended March 31, 1998 and 1997

         Condensed Statements of Cash Flows for the three months            F-3
         ended March 31, 1998 and 1997

         Condensed Statements of Changes in Stockholders' Equity            F-4
         for the three months ended March 31, 1998

         Notes to Condensed Financial Statements for the three              F-5
         months ended March 31, 1998

         Item 2.

         Management's Discussion and Analysis of Financial                    6
         Condition and Results of Operations

Part II. Other Information                                                    8

Signatures                                                                    9

RMED International, Inc.
Balance Sheet

                                                       March 31,    December 31,
                                                            1998           1997
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS
   Cash                                              $    63,017    $   178,754
   Accounts receivable, less allowance for
     uncollectible accounts of $6,000 and
     $6,000, respectively                                131,087        100,082
   Notes receivable, current maturities                   40,947         39,928
   Inventory, at cost                                    123,102         76,604
   Prepaids and other                                     59,436         60,108
                                                     -----------    -----------
                                                         417,589        455,476
                                                     -----------    -----------

NOTES RECEIVABLE, less current maturities                 61,320         68,782
                                                     -----------    -----------
PROPERTY AND EQUIPMENT, at cost
   Land and building                                     245,000        245,000
   Furniture and office equipment                         50,255         50,255
   Machinery and equipment                                15,737         15,737
   Vehicles                                                5,796          5,796
                                                     -----------    -----------
                                                         316,788        316,788
   Less accumulated depreciation                         (83,651)       (80,213)
                                                     -----------    -----------
                                                         233,137        236,575
                                                     -----------    -----------

OTHER ASSETS                                              16,233         16,299
                                                     -----------    -----------
                                                     $   728,279    $   777,132
                                                     ===========    ===========
CURRENT LIABILITIES
   Note payable, current maturities                  $     3,319    $     3,244
   Note payable to President                              68,800        186,790
   Accounts payable and accrued liabilities              206,639        219,745
                                                     -----------    -----------
                                                         278,758        409,779
NOTES PAYABLE, less current maturities                   140,540        141,532
                                                     -----------    -----------
                                                         419,298        551,311
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 50,000,000
     shares authorized; 6,370,958 shares
     issued and outstanding                               63,710         63,710
   Contributed capital                                 5,146,013      5,146,013
   Accumulated deficit                                (4,900,742)    (4,983,902)
                                                     -----------    -----------
                                                         308,981        225,821
                                                     -----------    -----------
                                                     $   728,279    $   777,132
                                                     ===========    ===========

See accompanying notes.

RMED International, Inc.
Statement of Operations

                                                       Three Months Ended
                                                 -------------------------------
                                                 March 31, 1998   March 31, 1997
                                                 --------------   --------------
                                                   (Unaudited)    (Unaudited)

SALES OF DIAPERS                                   $   531,546    $   400,929

COST OF GOODS SOLD                                     222,008        190,481
                                                   -----------    -----------

   GROSS PROFIT                                        309,538        210,448
                                                   -----------    -----------
OPERATING EXPENSES
   General and administrative                          139,258        127,842
   Sales and marketing                                  99,514         55,051
                                                   -----------    -----------

                                                       238,772        182,893
                                                   -----------    -----------

   OPERATING INCOME                                     70,766         27,555
                                                   -----------    -----------
OTHER INCOME (EXPENSE)
   Interest income                                       8,364         12,870
   Interest expense                                     (5,489)        (6,959)
   Gain on sale of medical products
    line and diaper machine                              6,209          3,844
   Other                                                 3,310           --
                                                   -----------    -----------

                                                        12,394          9,755
                                                   -----------    -----------

NET INCOME                                         $    83,160    $    37,310
                                                   ===========    ===========

EARNINGS (LOSS) PER SHARE - BASIC                  $      0.01    $      0.01
                                                   ===========    ===========
EARNINGS (LOSS) PER SHARE - ASSUMING DILUTION      $      0.01    $      0.01
                                                   ===========    ===========

WEIGHTED AVERAGE SHARES - BASIC                      6,370,958      6,370,958
                                                   ===========    ===========
WEIGHTED AVERAGE SHARES - DILUTED                    7,204,886      7,021,752
                                                   ===========    ===========

See accompnaying notes.

RMED International, Inc.
Statement of Cash Flows

                                                              Three Months Ended
                                                         ------------------------------
                                                         March 31, 1998  March 31, 1997
                                                         --------------  --------------
                                                           (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $     83,160    $     37,310
Adjustments to reconcile net income
  to net cash provided by operations:
      Depreciation and amortization                              3,504           3,493
      Changes in assets and liabilities:
           Accounts receivable                                 (31,005)        (61,403)
           Inventory                                           (46,498)        (32,757)
           Prepaids and other current assets                       672            (221)
           Accounts payable and accrued liabilities            (13,106)         61,682
                                                          ------------    ------------

NET CASH FROM OPERATIONS                                        (3,273)          8,104
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Reduction in medical products line note receivable
     and diaper machine notes receivable                         6,443           7,837
   Decrease (increase) in note receivable from Chairman           --            (3,233)
   Purchase of equipment                                          --            (2,500)
                                                          ------------    ------------

NET CASH FROM (USED FOR) INVESTING ACTIVITIES                    6,443           2,104
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings (payments) on note payable to President         (117,990)         17,949
   Payments on mortgage                                           (917)         (1,024)
                                                          ------------    ------------

NET CASH FROM (USED FOR) FINANCING ACTIVITIES                 (118,907)         16,925
                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH                               (115,737)         27,133

CASH - BEGINNING OF PERIOD                                     178,754           7,066
                                                          ------------    ------------

CASH - END OF PERIOD                                      $     63,017    $     34,199
                                                          ============    ============

See accompanying notes.

RMED International, Inc.
Statement of Changes in Stockholders' Equity

                                             Common Stock
                                       -------------------------   Contributed   Accumulated
                                         Shares        Amount        Capital       Deficit
                                       -----------   -----------   -----------   -----------
Balances, December 31, 1997              6,370,958   $    63,710   $ 5,146,013   $(4,983,902)

      Net income (unaudited)                  --            --            --          83,160
                                       -----------   -----------   -----------   -----------

Balances, March 31, 1998 (Unaudited)     6,370,958   $    63,710   $ 5,146,013   $(4,900,742)
                                       ===========   ===========   ===========   ===========

See accompanying notes.

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)

Note A - General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include all the accounts of RMED International, Inc. (the "Company") and its wholly owned subsidiaries, all of which are inactive. All intercompany transactions and balances have been eliminated. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of common stock outstanding during each period. Diluted earnings per share is calculated by increasing the weighted average shares by contingently issuable shares to the Company's President for a patent interest and for stock options computed using the treasury stock method.

Note C -- Contingency

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      RMED International, Inc. (the "Company". "RMED") was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of marketing and selling Tushies(R) and TenderCare(R) brands baby products.

      The Company holds a patent for its GEL-FREE cotton blend disposable diapers. Tushies and TenderCare diapers and natural formula wipes are manufactured by outside private label manufacturers pursuant to Company specifications.

      The increase in sales and profit in the first quarter 1998 directly reflects continued growth of the Company's product line, brand recognition and customer base.

      Material Changes in Financial Position

      Total assets of the Company decreased $48,853 from $777,132 at December 31, 1997 to $728,297 at March 31, 1998. The decrease was primarily attributable to repayment of borrowings to the Company's President offset by increases in accounts receivable and inventory.

      During the three month period ended March 31, 1998, net working capital increased $93,134 primarily due to a decrease in the note payable to the President and increases in inventory and accounts receivable.

      Total liabilities at March 31, 1998 were $419,298 compared to $551,311 at December 31, 1997. The decrease of total liabilities of $132,013 is primarily due to a decrease in the note payable to the President.

      Total stockholders' equity increased $83,160 during the three month period ended March 31, 1998. The increase was primarily a result of an improvement in the gross profit margin and overall increase in sales.

      Material Changes on Results of Operations

      Net sales for the quarter ended March 31, 1998 were $531,546 compared to net sales of $400,929 for the quarter ended March 31, 1997, an increase of 33%.

Item 2. MANAGEMENT'S DISCUSSION cont'd

      Gross profit for the three months ended March 31, 1998 was $309,538 compared to $210,448 in the prior year, an increase of 47%.

      Operating expenses for the three months ended March 31, 1998 and 1997 were $238,772 and $182,893, respectively, an increase of 31%.

      The net income for the quarter ended March 31, 1998 was $83,160 compared to $37,310 for the quarter ended March 31, 1997.

      Liquidity and Capital Resources

      At March 31, 1998, the Company had working capital of $138,831 consisting of $417,589 in current assets and $278,758 in current liabilities.

      As of March 31, 1998 the Company's long term debt is $140,540 consisting of a mortgage payable on the Delta, Colorado facility.

Part II. Other Information

         Item 1-5. Not applicable.

         Item 6.   Exhibits and reports on Form 8-K.

         In the three months ended March 31, 1998 no reports were filed on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RMED International, Inc.

Date: May 11, 1998

                                              /s/ Brenda Schenk
                                              --------------------------
                                              Brenda Schenk
                                              President and Principal Financial
                                              Officer