Form 10QSB
period 1998-06-30
RMED INTERNATIONAL INC
filed 1998-08-13
CIK 777513

SECURITIES AND EXCHANGE COMMISSSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                           Commission File No. 0-14696

                            RMED International, Inc.
             (Exact Name of Registrant and Specified in its Charter)

Colorado                                               84-0898302
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                    675 Industrial Boulevard, Delta, CO 81416
                          (Address of Principal Office)

                                  (970)874-7536
                         (Registrant's Telephone Number)

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

         _X_ YES                                        __NO

There were 6,395,958 shares of the Registrant stock $.01 par value common stock outstanding as of June 30, 1998.

                            RMED International, Inc.
                         Condensed Financial Statements

                               TABLE OF CONTENTS
                                                                            PAGE


PART I. Item 1.

      Condensed Balance Sheet as of June 30, 1998 and
      December 31, 1997                                                      F-1

      Condensed Statements of Operations for the three and
      six months ended June 30, 1998 and 1997                                F-2

      Condensed Statements of Cash Flows for the six months
      ended June 30, 1998 and 1997                                           F-3

      Condensed Statement of Changes in Stockholders' Equity
      for the six months ended June 30, 1998                                 F-4

      Notes to Condensed Financial Statements                                F-5

Item 2.

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                6

PART II. Other Information                                                     7

Signatures                                                                     8

RMED International, Inc.
Balance Sheet

                                                       June 30,     December 31,
                                                           1998             1997
                                                    -----------     ------------
                                                    (Unaudited)
CURRENT ASSETS
   Cash                                             $    38,415     $   178,754
   Accounts receivable, less allowance
      for doubtful accounts
      of $6,000 and $6,000, respectively                237,596         100,082
   Notes receivable, current maturities                  42,341          39,928
   Inventory, at cost                                   160,029          76,604
   Prepaids and other                                       108          60,108
                                                    -----------     -----------
                                                        478,489         455,476
                                                    -----------     -----------

NOTES RECEIVABLE, less current maturities                53,345          68,782
                                                    -----------     -----------

PROPERTY AND EQUIPMENT, at cost
   Land and building                                    245,000         245,000
   Furniture and office equipment                        50,255          50,255
   Machinery and equipment                               15,737          15,737
   Vehicles                                               5,796           5,796
                                                    -----------     -----------
                                                        316,788         316,788
   Less accumulated depreciation                        (87,089)        (80,213)
                                                    -----------     -----------
                                                        229,699         236,575
                                                    -----------     -----------

OTHER ASSETS                                             16,167          16,299
                                                    -----------     -----------
                                                    $   777,700     $   777,132
                                                    ===========     ===========

CURRENT LIABILITIES
   Note payable, current maturities                 $     3,400     $     3,244
   Note payable to President                             64,913         186,790
   Accounts payable and accrued liabilities             233,011         219,745
                                                    -----------     -----------
                                                        301,324         409,779
                                                    -----------     -----------

NOTE PAYABLE, less current maturities                   139,977         141,532
                                                    -----------     -----------
                                                        441,301         551,311
                                                    -----------     -----------
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 50,000,000
      shares authorized; 6,395,958 and
      6,370,958 issued and outstanding,
      respectively                                       63,960          63,710
   Contributed capital                                5,160,412       5,146,013
   Accumulated deficit                               (4,887,973)     (4,983,902)
                                                    -----------     -----------
                                                        336,399         225,821
                                                    -----------     -----------
                                                    $   777,700     $   777,132
                                                    ===========     ===========
See accompanying notes.

RMED International, Inc.
Statement of Operations

                                                          Three Months Ended                   Six Months Ended
                                                  -----------------------------------  ----------------------------------
                                                    June 30, 1998      June 30, 1997      June 30, 1998     June 30, 1997
                                                  ----------------  -----------------  ----------------  ----------------
                                                     (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)

SALES OF DIAPERS                                     $   653,004        $   412,155        $ 1,184,550        $   813,084

COST OF GOODS SOLD                                       348,618            324,037            570,626            514,518
                                                     -----------        -----------        -----------        -----------

  GROSS PROFIT                                           304,386             88,118            613,924            298,566
                                                     -----------        -----------        -----------        -----------

OPERATING EXPENSES
  General and administrative                             205,622            134,802            344,880            262,644
  Sales and marketing                                     99,154             96,488            198,668            151,539
                                                     -----------        -----------        -----------        -----------

                                                         304,776            231,290            543,548            414,183
                                                     -----------        -----------        -----------        -----------

  OPERATING INCOME (LOSS)                                   (390)          (143,172)            70,376           (115,617)
                                                     -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE)
  Interest income                                          7,640             11,680             16,004             24,550
  Interest expense                                        (4,870)            (6,620)           (10,359)           (13,579)
  Gain on sale of medical products line
      and diaper machine                                   6,312              6,994             12,521             10,838
  Other                                                    4,077              4,076              7,387              4,076
                                                     -----------        -----------        -----------        -----------

                                                          13,159             16,130             25,553             25,885
                                                     -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                    $    12,769        $  (127,042)       $    95,929        $   (89,732)
                                                     ===========        ===========        ===========        ===========

EARNINGS (LOSS) PER SHARE:
  BASIC                                              $      0.00        $     (0.02)       $      0.02        $     (0.01)
                                                     ===========        ===========        ===========        ===========
  DILUTED                                            $      0.00        $     (0.02)       $      0.01        $     (0.01)
                                                     ===========        ===========        ===========        ===========

  WEIGHTED SHARES - BASIC                              6,393,089          6,370,958          6,378,417          6,370,958
                                                     ===========        ===========        ===========        ===========
  WEIGHTED SHARES - DILUTED                            7,447,967          6,370,958          7,361,862          6,370,958
                                                     ===========        ===========        ===========        ===========

See accompanying notes.

RMED International, Inc.
Statement of Cash Flows

                                                          Six Months Ended
                                                    ----------------------------
                                                    June 30, 1998  June 30, 1997
                                                    -------------  -------------
                                                     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $  95,929      $ (89,732)
   Adjustments to reconcile net income (loss)
   to net cash provided by operations:
     Stock issued for services                          14,649           --
     Depreciation and amortization                       7,008          6,957
     Changes in assets and liabilities:
       Accounts receivable                            (137,514)       (90,992)
       Inventory                                       (83,425)       (15,944)
       Prepaids and other current assets                60,000           (221)
       Accounts payable and liabilities                 13,266        114,547
                                                     ---------      ---------

 NET CASH FROM (USED FOR) OPERATIONS                   (30,087)       (75,385)
                                                     ---------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on medical products
     line and diaper machine notes receivable           13,024         16,779
   Increase in note receivable from Chairman              --           (5,946)
   Purchases of equipment                                 --           (3,127)
   Increase in other assets                               --             (418)
                                                     ---------      ---------

 NET CASH FROM INVESTING ACTIVITIES                     13,024          7,288
                                                     ---------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in (payments on) note payable
     to President                                     (121,877)        75,069
   Payments on mortgage payable                         (1,399)        (1,707)
                                                     ---------      ---------

 NET CASH FROM (USED FOR) FINANCING ACTIVITIES        (123,276)        73,362
                                                     ---------      ---------


 NET INCREASE (DECREASE) IN CASH                      (140,339)         5,265

 CASH - BEGINNING OF PERIOD                            178,754          7,006
                                                     ---------      ---------

 CASH - END OF PERIOD                                $  38,415      $  12,271
                                                     =========      =========

See accompanying notes.

RMED International, Inc.
Statement of Changes in Stockholders' Equity

                                              Common Stock
                                          -----------------------   Contributed   Accumulated
                                           Shares       Amount        Capital       Deficit
                                          ---------   -----------   -----------   -----------

December 31, 1997                         6,370,958   $    63,710   $ 5,146,013   $(4,983,902)

     Issued for services                     25,000           250        14,399          --

     Net loss (unaudited)                      --            --            --          95,929
                                          ---------   -----------   -----------   -----------

June 30, 1998 (Unaudited)                 6,395,958   $    63,960   $ 5,160,412   $(4,887,973)
                                          =========   ===========   ===========   ===========

See accompanying notes.

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                     For the Six Months Ended June 30, 1998
                                   (Unaudited)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATONS

      RMED International, Inc. ( the "Company", "RMED") was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of marketing and selling Tushies(R) and TenderCare(R) Baby Products.

      Tushies and TenderCare products are manufactured by outside private label manufacturers pursuant to Company specifications.

      TenderCare Baby Diapers are competitive in price to the leading brand diapers. This has been a major factor in sales growth. Every domestic major health food store is now carrying one or both of our brands.

      Products sold by the Company to retail stores and through the 800 home delivery service include TushiesWipes, Tushies Organic T-shirts, Bibbies Disposable Baby Bibs, TushiesMates for the cloth-diaper services and GARLIC Natural, Biodegradable Mosquito Barrier.

      MATERIAL CHANGES IN FINANCIAL POSITION

      Total assets of the Company increased $568 from $777,132 at December 31, 1997 to $777,700 at June 30, 1998.

      During the six month period ended June 30, 1998, net working capital increased $131,468 primarily due to repayments on the note payable to the President and an increase in accounts receivable and inventory.

      Total liabilities at June 30, 1998 were $441,301 compared to $551,311 at December 31, 1997. The decrease in total liabilities of $110,010 was primarily due to the decrease in the note to the President.

      Total stockholders' equity increased $110,578 during the six month period ended June 30, 1998. The increase was primarily a result of an improvement in gross profit and an overall increase in sales.

      MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Net sales for the quarter ended June 30, 1998 were $653,004 compared to $412,155 for the quarter ended June 30, 1997, an increase of 58%. Net sales for the six months ended June 30, 1998 were $1,184,550 compared to $813,084 for the six months ended June 30, 1998, an increase of 46%.

Item 2. MANAGEMENT'S DISCUSSION cont'd

      Gross profit increased to $304,386 in the quarter ended June 30, 1998 compared to $88,118 for period ended June 30, 1997 and increased to $613,924 for the six month period ended June 30, 1998 compared to $298,566 for the six month period ended June 30, 1997. Improvement in gross margin is directly related to reduced costs from outside suppliers.

      Operating expenses for the quarter and six month periods ended June 30, 1998 were $304,776 and $543,548, respectively, compared to $231,290 and $414,183 in the quarter and six months period ended June 30, 1997, an increase of $73,486 and $129,365, due primarily to increases in general and administrative expenses of $70,820 and $82,236 and increases in marketing expenses of $2,666 and $47,129. The increase in the G&A in 1998 were due to an increase in professional fees.

      The net income for the quarter and six months periods ended June 30, 1998 was $12,769 and $95,929 respectively, as compared to a loss of $(127,042) for the three months ended June 30, 1997 and a loss of $(89,732) for the six months period. The increase in the net income is due to the factors discussed above.

      Liquidity and Capital Resources

      At June 30, 1998 the Company had a net working capital $177,165 consisting of $478,489 in current assets and $301,324 in current liabilities.

      As of June 30, 1998 the Company's long term debt is $139,977 consisting of a mortgage payable on the Delta, Colorado facility.

      Year 2000 Issues

      The Company has not presently addressed the extent of the Year 2000 effect on its computerized system or the estimated costs required to remidiate. At present it is uncertain as to the effect the Year 2000 scenario will have on operations, liquidity and financial condition. There presently is not a contingency plan in effect to address this issue.

PART II. Other Information

      Items 1-6. Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   RMED International, Inc.

Date: August 12, 1998

                                                   /s/ Brenda Schenk
                                                   -----------------------------
                                                   Brenda Schenk
                                                   President & Principal
                                                   Financial Officer