Form 10QSB
period 1998-09-30
RMED INTERNATIONAL INC
filed 1998-11-13
CIK 777513

SECURITIES AND EXCHANGE COMMISSSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

     _X_ YES                                                __NO

There were 6,395,958 shares of the Registrant stock $.01 par value common stock outstanding as of September 30, 1998.

                            RMED International, Inc.

                         Condensed Financial Statements

                                TABLE OF CONTENTS

                                                                           PAGE
PART I. Item 1.

    Condensed Balance Sheet as of September 30, 1998 and
      December 31, 1997                                                     F-1

    Condensed Statements of Operations for the three and nine
     months ended September 30, 1998 and 1997                               F-2

    Condensed Statements of Cash Flows for the nine months
      ended September 30, 1998 and 1997                                     F-3

    Condensed Statement of Changes in Stockholders' Equity
      for the nine months ended September 30, 1998                          F-4

    Notes to Condensed Financial Statements                                 F-5

    Item 2.

    Management's Discussion and Analysis of Financial Condition             6
    and Results of Operations

PART II.  Other Information                                                 8

Signatures                                                                  9

RMED International, Inc.
Balance Sheet

                                                   September 30,   December 31,
                                                        1998           1997
                                                    ----------     ------------
                                                   (Unaudited)
CURRENT ASSETS
      Cash                                         $    79,554      $   178,754
      Accounts receivable, less allowance for
        doubtful accounts of $3,000 and $6,000,
        respectively                                   196,147          100,082
      Notes receivable, current maturities              33,459           39,928
      Inventory, at cost                               238,302           76,604
      Prepaids and other                                 4,627           60,108
                                                   -----------      -----------
                                                       552,089          455,476
                                                   -----------      -----------
NOTES RECEIVABLE, less current maturities               49,212           68,782
                                                   -----------      -----------

PROPERTY AND EQUIPMENT, at cost
      Land and building                                245,000          245,000
      Furniture and office equipment                    51,333           50,255
      Machinery and equipment                           15,737           15,737
      Vehicles                                           5,796            5,796
                                                       317,866          316,788
      Less accumulated depreciation                    (90,527)         (80,213)
                                                   -----------      -----------
                                                       227,339          236,575
                                                   -----------      -----------
OTHER ASSETS                                            28,930           16,299
                                                   -----------      -----------
                                                   $   857,570      $   777,132
                                                   ===========      ===========

CURRENT LIABILITIES
      Note payable, current maturities             $     3,477      $     3,244
      Note payable to President                         70,861          186,790
      Accounts payable and accrued liabilities         314,979          219,745
                                                   -----------      -----------
                                                       389,317          409,779
                                                   -----------      -----------
NOTE PAYABLE, less current maturities                  139,138          141,532
                                                   -----------      -----------
                                                       528,455          551,311
                                                   -----------      -----------
STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; 50,000,000
        shares authorized; 6,395,958 and 6,370,958
        issued and outstanding, respectively            63,960           63,710
      Contributed capital                            5,160,412        5,146,013
      Accumulated deficit                           (4,895,257)      (4,983,902)
                                                   -----------      -----------
                                                       329,115          225,821
                                                   -----------      -----------
                                                   $   857,570      $   777,132
                                                   ===========      ===========

See accompanying notes.

RMED International, Inc.
Statement of Operations

                                                    Three Months Ended                   Nine Months Ended
                                            ---------------------------------    --------------------------------
                                            Sept. 30, 1998     Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
                                            ----------------   --------------    ----------------  --------------
                                              (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
SALES OF DIAPERS                                $ 702,721         $ 503,301        $ 1,887,271        $ 1,316,385

COST OF GOODS SOLD                                453,344           352,448          1,023,970            866,966
                                                ---------         ---------          ---------          ---------
      GROSS PROFIT                                249,377           150,853            863,301            449,419
                                                ---------         ---------          ---------          ---------
OPERATING EXPENSES
      General and administrative                  171,012           101,037            515,892            363,681
      Sales and marketing                         113,116            96,072            311,784            247,611
                                                ---------         ---------          ---------          ---------
                                                  284,128           197,109            827,676            611,292
                                                ---------         ---------          ---------          ---------
      OPERATING INCOME (LOSS)                     (34,751)          (46,256)            35,625           (161,873)
                                                ---------         ---------          ---------          ---------
OTHER INCOME (EXPENSE)
      Interest income                               7,890             9,318             23,894             33,868
      Interest expense                             (4,926)           (6,967)           (15,285)           (20,546)
      Gain on sale of medical products line
          and diaper machine                        8,890             7,038             21,411             17,876
      Other                                        15,613             2,309             23,000              6,385
                                                ---------         ---------          ---------          ---------
                                                   27,467            11,698             53,020             37,583
                                                ---------         ---------          ---------          ---------
NET INCOME (LOSS)                               $  (7,284)        $ (34,558)         $  88,645          $(124,290)
                                                =========         =========          =========          =========
EARNINGS (LOSS) PER SHARE:
      BASIC                                        *              $   (0.01)         $    0.01          $   (0.02)
                                                =========         =========          =========          =========
      DILUTED                                      *              $   (0.01)         $    0.01          $   (0.02)
                                                =========         =========          =========          =========
      WEIGHTED SHARES - BASIC                   6,395,958         6,370,958          6,384,328          6,370,958
                                                =========         =========          =========          =========
      WEIGHTED SHARES - DILUTED                 6,395,958         6,370,958          7,401,992          6,370,958
                                                =========         =========          =========          =========

* Amount is less than $.01 per share

See accompanying notes.

RMED International, Inc.
Statement of Cash Flows

                                                          Nine Months Ended
                                                     --------------------------
                                                      Sept. 30,       Sept. 30,
                                                         1998           1997
                                                     -----------     -----------
                                                     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $  88,645       $(124,290)
   Adjustments to reconcile net income (loss)
   to net cash provided by operations:
       Stock issued for services                         14,649            --
       Depreciation and amortization                     10,512          10,543
       Changes in assets and liabilities:
            Accounts receivable                         (96,065)        (80,165)
            Inventory                                  (161,698)         54,291
            Prepaids and other current assets            55,481          (1,199)
            Accounts payable and accruals                95,234          78,027
                                                      ---------       ---------
 NET CASH FROM (USED FOR) OPERATIONS                      6,758         (62,793)
                                                      ---------       ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on medical products line and
     diaper machine notes receivable                     26,039          40,646
   Increase in note receivable from Chairman               --            (8,693)
   Purchases of equipment                                (1,078)         (3,127)
   Increase in other assets                             (12,829)           (490)
                                                      ---------       ---------
 NET CASH FROM INVESTING ACTIVITIES                      12,132          28,336
                                                      ---------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in (payments on) note payable to
     President                                         (115,929)         50,242
   Payments on mortgage payable                          (2,161)         (2,427)
                                                      ---------       ---------
 NET CASH FROM (USED FOR) FINANCING ACTIVITIES         (118,090)         47,815
                                                      ---------       ---------
 NET INCREASE (DECREASE) IN CASH                        (99,200)         13,358

 CASH - BEGINNING OF PERIOD                             178,754           7,006
                                                      ---------       ---------
 CASH - END OF PERIOD                                 $  79,554       $  20,364
                                                      =========       =========

See accompanying notes.

RMED International, Inc.
Statement of Changes in Stockholders' Equity

                                           Common Stock
                                      ---------------------------       Contributed        Accumulated
                                         Shares           Amount          Capital            Deficit
                                       ---------        --------        -----------       ------------
December 31, 1997                      6,370,958        $ 63,710        $ 5,146,013       $ (4,983,902)

     Issued for services                  25,000             250             14,399               --

     Net income (unaudited)                --              --                --                 88,645
                                       ---------        --------        -----------       ------------
September 30, 1998 (Unaudited)         6,395,958        $ 63,960        $ 5,160,412       $ (4,895,257)
                                       =========        ========        ===========       ============

See accompanying notes.


                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)

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

Note D - Proposed Merger

September 23, 1998, the Company announced an agreement in principal to merge with Jettar, Ltd., a privately held company located in Eau Claire, Wisconsin. Jettar manufactures and markets their own branded diapers and manufactures private label diapers for other companies. The merger is expected to be finalized in the fourth quarter of 1998.

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

      Products sold by the Company to retail stores and through the 800 home delivery service include TushiesWipes, Tushies Organic T-shirts, Bibbies Disposable Baby Bibs, TushiesMates for the cloth-diaper services.

      The Merger

      On September 23, 1998 RMED announced an agreement in principal to merge with Jettar Ltd., Eau Claire, WI, a privately held company. Jettar manufactures private label and their own Bumpies(R) and Rock-A-Bye(R) branded baby diapers. The merger is expected to be finalized in the 4th quarter of 1998.

      MATERIAL CHANGES IN FINANCIAL POSITION

      Total assets of the Company increased $80,438 from $777,132 at December 31, 1997 to $857,570 at September 30, 1998.

      During the nine month period ended September 30, 1998, net working Capital increased $117,075 primarily due to repayments on the note payable to the President and an increase in accounts receivable and inventory.

      Total liabilities at September 30, 1998 were $528,455 compared to $551,311 at December 31, 1997. The decrease $22,856 in total liabilities was primarily due to the decrease in the note to the President, offset by an increase in accounts payable and accrued liabilities.

      Total stockholders' equity increased $103,294 during the nine month period ended September 30, 1998. The increase was primarily a result of an improvement in gross profit and an overall increase in sales.

Item 2. MANAGEMENT'S DISCUSSION cont'd

      MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Net sales for the quarter ended September 30, 1998 were $702,721 compared to $503,301 for the quarter ended September 30, 1997, an increase of 40%. Net sales for the nine months ended September 30, 1998 were $1,887,271 compared to $1,316,385 for the nine months ended September 30, 1997, an increase of 43%.

      Gross profit increased to $249,377 in the quarter ended September 30, 1998 compared to $150,853 for period ended September 30, 1997 and increased to $863,301 for the nine month period ended September 30, 1998 compared to $449,419 for the nine month period ended September 30, 1997. Improvement in gross margin is directly related to reduced costs from outside suppliers.

      Operating expenses for the quarter and nine month periods ended September 30, 1998 were $284,128 and $827,676, respectively, compared to $197,109 and $611,292 in the quarter and nine months period ended September 30, 1997, an increase of $87,019 and $216,384, due primarily to increases in general and administrative expenses of $69,975 and $152,211 and increases in marketing expenses of $17,044 and $64,173.

      The net loss for the quarter ended September 30, 1998 was ($7,284) and net income for the nine month period was $88,645 as compared to a net loss of ($34,558) for the quarter and a net loss of ($124,290) for the nine month period ended September 30, 1997. The net loss in the quarter ended September 30, 1998 is primarily due to an increase in advertising, commissions, salaries and wages, offset by increased sales.

      Liquidity and Capital Resources

      At September 30, 1998 the Company had a net working capital $162,772 consisting of $552,089 in current assets and $389,317 in current liabilities.

      As of September 30, 1998 the Company's long term debt is $139,138 consisting of a mortgage payable on the Delta, Colorado facility.

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

                                                  RMED International, Inc.

Date: November 12, 1998

                                                  /s/ Brenda Schenk
                                                  ------------------------------
                                                  Brenda Schenk
                                                  President & Principal
                                                  Financial Officer