Form 10KSB
period 1998-12-31
RMED INTERNATIONAL INC
filed 1999-04-05
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                           Commission File No. 0-14696

                            RMED International, Inc.
             (Exact Name of Registrant and Specified in its Charter)

Colorado                                               84-0898302
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                  3954 North Hastings Way, Eau Claire, WI 54702
                         (Address of Principal Offices)

                                  715-831-0280
                         (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to
Section 12(g) of the Act:                                 Common Stock $.01 par
                                                          Value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

           [X] YES                                        [ ]NO

There were 9,195,958 shares of the Registrant stock $.01 par value common stock outstanding as of December 31, 1998.

                            RMED International, Inc.

                          ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                Table of Contents

Form 10-KSB
Item Number

                                                                            Page
Part I

      Item 1. Business                                                         3

      Item 2. Properties                                                       4

      Item 3. Legal Proceedings                                                4

      Item 4. Submission of Matters to Vote of Security Holders                4

Part II

      Item 5. Market for the Registrant's Common Equity
              and Related Stockholder Matters                                  4

      Item 6. Selected Financial Data                                          5

      Item 7. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    7

      Item 8. Financial Statements                                             8

      Item 9. Changes in and Disagreements on Accounting
              and Financial Disclosure                                         8

Part III

      Item 10. Directors and Executive Officers of the Registrant             10

      Item 11. Executive Compensation                                         11

      Item 12. Security Ownership of Certain Beneficial
               Owners and Management                                          11

      Item 13. Certain Relationships and Related Party Transactions           12

Part IV

      Item 14. Exhibits and Reports on Form 8-K                               12

Signatures                                                                    13

                                     Part I

Item 1.     BUSINESS

            General

            RMED International, Inc. (the "Company") was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of manufacturing, marketing and selling baby disposable diapers and related products under its own branded labels and private branded labels.

            Business Strategy

            On November 23, 1998, the Company acquired Jettar, Ltd. ("Jettar"), a privately held diapers manufacturing and distributing company located in Eau Claire, WI. As a result of the acquisition RMED now has the capability of manufacturing its own baby diaper products in addition to manufacturing private label diapers. Various RMED products are manufactured by outside private label manufacturers pursuant to Company specifications.

            The acquired facility is over 80,000 square feet and is used as a central distribution point for all RMED products. RMED now has its own full machine shop and a testing lab in which we can pursue our goal of improving absorbency with natural materials. The acquired diaper machine produces up to 400 disposable diapers per minute and has a value of over two million dollars.

            The Company is marketing its products internationally through health products stores, mainstream supermarkets, the Internet, mail order, catalogues and in a direct marketing partnership with Earth's Best Baby Food, a division of H.J. Heinz Company.

            Product Description

            Tushies(R)-The Alternative Disposable Diaper featuring its patented natural blend cotton absorbency and cloth-like backsheet is available in four sizes and sold primarily in health product stores, mail order, catalogues and the Internet on the ECOMALL and EARTH'S BEST Baby Food Websites. Earth's Best is the largest certified organic baby food manufacturer in the United States.

            TushiesWipes-Under the TushiesWipes brand, the Company offers natural formula wipes in Tubs, Refills and TravelPacks. The wipes contain Aloe Vera, are Hypo-Allergenic and Alcohol-FREE.

            TushiesBear T-Shirt-made with 100% organic cotton.

            Bibbies(R)-Patented and invented by a pediatrician, the non-toxic, absorbent and waterproof disposable bibs are sold through our normal channels.

            TenderCare(R) Disposable Diapers-Manufactured by RMED allowing us to be price and design competitive with the leading national brands. TenderCare is made without artificial chemical absorbents and is sold in major supermarkets and health product stores.

            Bumpies(R) Disposable Diapers-a mainstream diaper that is sold through major supermarkets in the Midwest and Mid-Atlantic regions at a competative price in regular, jumbo, and mega-size packaging.

            Rock-A-Bye(R) Disposable Diapers-sold internationally to distributors and retailers under branded and private labels.

Item 1.     BUSINESS cont'd

            Patents, Trademarks and Registrations

            The Company currently holds patents, registrations, various trademarks and Internet domain names for its products.

            Employees

            As of December 31, 1998, the Company had over 50 full and part-time employees.

Item 2.     PROPERTIES

            The principal office of the Company is located at 3925 North Hastings Way, Eau Claire, Wisconsin, 54702 under a lease agreement.

            The 10, 000 S.F. Delta, Colorado brick facility, owned by the Company, is on two and one-half acres in an industrial park. At this location the Company maintains its mail order and phone operations and warehouses its products for West Coast distribution.

Item 3.     LEGAL PROCEEDINGS

            In August 1994, the Company commenced an action in the United States District Court of the Southern District of New York against Sloan's Supermarkets, Inc. and John A. Catsimatidis to recover damages based on the defendants' failure to disclose, in its public filings and otherwise, the existence of an investigation by the Federal Trade Commission ( "FTC") regarding the concentration of supermarkets by entities owned or controlled by the defendants. The Company purchased approximately 226,000 shares of Sloan's common stock in November and December 1993 in open market transactions on the American Stock Exchange, without knowledge of the FTC investigation, and sold a portion of these shares at a loss after June 2, 1994, when the Company learned of the FTC investigation. The legal action has been certified as a "class action" with the Company the class action representative. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

Item 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

            None.

                                     Part II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER'S MATTERS

            The Company's common stock is traded on the "Electronic Bulletin Board System" with the symbol TUSH.

            As of December 31, 1998, there were over 1,000 holders of record of the Company's common stock.

            The Company has not paid and does not anticipate the payment of cash dividends in the foreseeable future. Any future earnings and declaration of dividends will remain within the discretion of he Company's Board of Directors. The Board of Directors will review its dividend policy from time to time, which will depend upon, among other factors, the Company's earnings and financial requirements, as well as general business conditions.

Item 6.     SELECTED FINANCIAL DATA

            The following page contains the Statement of Operations for RMED for the years ended December 31, 1997 and 1998. More detailed financial information, with accompanying notes, is presented in Item 8.

RMED International, Inc.
Statement of Operations
                                                      Year Ended December 31,
                                                  ------------------------------
                                                       1998             1997
                                                  ------------      ------------

SALES                                             $ 17,599,885      $ 9,119,122

COST OF GOODS SOLD                                 (10,676,660)      (6,314,393)
                                                  ------------      ------------
  GROSS PROFIT                                       6,923,225        2,804,729
                                                  ------------      ------------

OPERATING EXPENSES
  Sales and marketing                                5,985,933        3,366,696
  General and administrative                         1,354,540        1,174,843
                                                  ------------      ------------

                                                     7,340,473        4,541,539
                                                  ------------      ------------

  OPERATING INCOME (LOSS)                             (417,248)      (1,736,810)
                                                  ------------      ------------

OTHER INCOME (EXPENSE)
  Interest expense                                    (284,251)        (273,162)
  Interest income                                       30,493           47,888
  Gain on sale of assets and other                      56,602           33,228
                                                  ------------      ------------

                                                      (197,156)        (192,046)
                                                  ------------      ------------

NET INCOME (LOSS)                                 $   (614,404)     $(1,928,856)
                                                  ============      ============

BASIC EARNINGS (LOSS) PER SHARE                   $      (0.07)     $     (0.23)
                                                  ============      ============

DILUTED EARNINGS PER SHARE                        $      (0.07)     $     (0.23)
                                                  ============      ============

WEIGHTED AVERAGE SHARES - BASIC                      9,194,465        8,391,583
                                                  ============      ============
WEIGHTED AVERAGE SHARES - DILUTIVE                   9,194,465        8,391,583
                                                  ============      ============

See accompanying notes.

Item 7.     MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            Material Changes in Financial Position

            Total assets of the Company decreased $567,379 from $5,328,481 at December 31, 1997 to $4,661,102 at December 31, 1998. This decrease was attributable primarily to losses from operations.

            During the twelve month period ended December 31, 1998, net working capital decreased $1,471,832 due to increases in current maturities of long term debt, accounts payable and accrued liabilities, and decreases in accounts receivable, inventory, prepaid and other assets and note payable to the President.

            Total liabilities at December 31, 1998 were $4,808,591 compared to $4,865,515 at December 31, 1997. The decrease of total liabilities of $56,924 was primarily due to a decrease in a note payable to the President.

            Total stockholders' equity decreased $610,455 during the twelve-month period ended December 31, 1998. The decrease was primarily a result of operating losses.

            Material Changes in Results of Operations

            Net sales for the year ended December 31, 1998 were $17,599,885 compared to net sales of $9,119,122 in 1997, an increase of 93%. The increase was due to aggressive sales and marketing campaigns.

            Gross profit for the year ended December 31, 1998 was $6,923,225 compared to $2,804,729 in 1997, an increase of 147%, primarily due to an increase in sales offset by increases in total product costs and operating expenses, reductions in production and raw material costs.

            Operating expenses for the years ended December 31, 1998 and 1997 were $7,340,473 and $4,541,539, respectively, largely due to increases in sales and marketing expenses.

            The net (loss) for the years 1998 and 1997 were ($614,404) and ($1,928,856), respectively. The decrease in the net loss for 1998 is due to the factors discussed above.

            Liquidity and Capital Resources

            On December 31, 1998 the Company's working deficit of ($791,857) consisted of $2,150,692 in current assets and $2,942,549 in current liabilities.

            As of December 31, 1998 the Company's long term debt was $3,220,448, consisting of a $141,510 mortgage payable on the Delta, Colorado facility, which was refinanced January 17, 1996, and a bank line of credit of $3,052,000.

            Impact of Inflation

            The impact of inflation on the Company's results of operations is not readily determinable. However, the Company does not believe the impact varies materially from that experienced by the national economy as a whole. As sales increase, it is possible the Company may be able to reduce costs and thereby minimize the impact of inflation.

Item 7.     MANAGEMENT'S DISCUSSION cont'd

            Except for historical matters contained herein, the matters discussed are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements may reflect numerous assumptions, especially sales and product mix, and involve risks and uncertainties which may affect RMED International, Inc.'s business and prospects and cause actual results to differ materially from these forward-looking statements.

            Year 2000 Issues

            The Eau Claire, WI facility is fully Y2K compliant. The Delta, Colorado facility will be compliant within the next 120 days.

Item 8.     FINANCIAL STATEMENTS

            Financial statements are included on the following pages numbered F-1 through F-12.

Item 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

            None

                            RMED International, Inc.
                              Financial Statements

                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Public Accountants                                     F-1

Financial Statements:

  Balance Sheet as of December 31, 1998 and 1997                             F-2

  Statement of Operations for the years ended
  December 31, 1998 and 1997                                                 F-3

  Statement of Cash Flows for the years ended
  December 31, 1998 and 1997                                                 F-4

  Statement of Changes in Stockholders' Equity for
  the years ended December 31, 1998 and 1997                                 F-5

  Notes to Financial Statements                                              F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'

March 17, 1999 (except as to Note J
     which is as of March 31, 1999)

To the Board of Directors:
RMED International, Inc.
Eau Claire, Wisconsin

We have audited the accompanying  balance sheet of RMED  International,  Inc. (a
Colorado corporation) as of December 31, 1998 and 1997, and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMED International, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

OATLEY BYSTROM & HANSEN
Greenwood Village, Colorado

RMED International, Inc.
Balance Sheet

                                                             December 31,
                                                     --------------------------
                                                          1998          1997
                                                     -----------    -----------
CURRENT ASSETS
  Cash                                               $   120,504    $   179,547
  Accounts receivable, less allowance for doubtful
    accounts of $29,000 and $28,000, respectively        832,898        920,202
  Notes receivable, current maturities                    25,180         39,928
  Inventory                                              979,770      1,012,125
  Prepaid and other                                      192,340        277,858
                                                     -----------    -----------
    Total current assets                               2,150,692      2,429,660
                                                     -----------    -----------

NOTES RECEIVABLE, less current maturities                 47,034         68,782
                                                     -----------    -----------

PROPERTY AND EQUIPMENT
  Land and building                                      245,000        245,000
  Furniture and office equipment                         105,116         67,790
  Machinery and equipment                              2,712,186      2,707,067
                                                     -----------    -----------
                                                       3,062,302      3,019,857
  Less accumulated depreciation                         (642,779)      (352,763)
                                                     -----------    -----------
                                                       2,419,523      2,667,094
OTHER ASSETS                                              43,853        162,945
                                                     -----------    -----------
                                                     $ 4,661,102    $ 5,328,481
                                                     ===========    ===========

CURRENT LIABILITIES
  Long -term debt, current maturities                $ 1,354,406    $    11,274
  Note payable to President                               71,860        186,790
  Bank overdraft                                            --          286,236
  Accounts payable                                     1,212,689      1,093,199
  Accrued liabilities and other                          303,594        172,186
                                                     -----------    -----------
    Total current liabilities                          2,942,549      1,749,685
                                                     -----------    -----------

LONG-TERM DEBT, less current maturities                1,866,042      3,115,830
                                                     -----------    -----------
    Total liabilities                                  4,808,591      4,865,515
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value; 2,500,000 shares
    authorized; none issued                                 --             --
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 9,195,958 and 9,200,186 shares
    issued and outstanding                                91,960         92,002
  Contributed capital                                  7,534,712      7,530,721
  Accumulated deficit                                 (7,774,161)    (7,159,757)
                                                     -----------    -----------
                                                        (147,489)       462,966
                                                     -----------    -----------
                                                     $ 4,661,102    $ 5,328,481
                                                     ===========    ===========

See accompanying notes.

RMED International, Inc.
Statement of Operations
                                                      Year Ended December 31,
                                                  ------------------------------
                                                       1998             1997
                                                  ------------      ------------

SALES                                             $ 17,599,885      $ 9,119,122

COST OF GOODS SOLD                                 (10,676,660)      (6,314,393)
                                                  ------------      ------------
  GROSS PROFIT                                       6,923,225        2,804,729
                                                  ------------      ------------

OPERATING EXPENSES
  Sales and marketing                                5,985,933        3,366,696
  General and administrative                         1,354,540        1,174,843
                                                  ------------      ------------

                                                     7,340,473        4,541,539
                                                  ------------      ------------

  OPERATING INCOME (LOSS)                             (417,248)      (1,736,810)
                                                  ------------      ------------

OTHER INCOME (EXPENSE)
  Interest expense                                    (284,251)        (273,162)
  Interest income                                       30,493           47,888
  Gain on sale of assets and other                      56,602           33,228
                                                  ------------      ------------

                                                      (197,156)        (192,046)
                                                  ------------      ------------

NET INCOME (LOSS)                                 $   (614,404)     $(1,928,856)
                                                  ============      ============

BASIC EARNINGS (LOSS) PER SHARE                   $      (0.07)     $     (0.23)
                                                  ============      ============

DILUTED EARNINGS PER SHARE                        $      (0.07)     $     (0.23)
                                                  ============      ============

WEIGHTED AVERAGE SHARES - BASIC                      9,194,465        8,391,583
                                                  ============      ============
WEIGHTED AVERAGE SHARES - DILUTIVE                   9,194,465        8,391,583
                                                  ============      ============

See accompanying notes.

RMED International, Inc.
Statement of Cash Flows
                                                        Year Ended December 31,
                                                       -------------------------
                                                           1998         1997
                                                       ---------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $(614,404)   $(1,928,856)

  Adjustments to reconcile net income (loss)
    to net cash provided by operations:
      Depreciation and amortization                      290,016        286,313
      Amortization of deferred compensation               96,684         53,324
      Stock issued for services                           14,649           --
      Changes in current assets and liabilities:
        Accounts receivable                               87,304       (856,935)
        Inventory                                         32,355       (677,625)
        Prepaid and other                                 85,518       (156,035)
        Accounts payable and accrued liabilities         250,898     (1,036,081)
                                                       ---------    -----------
NET CASH FROM OPERATIONS                                 243,020     (4,315,895)
                                                       ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments received on notes receivable                   36,496         38,466
  Collection of note receivable from Chairman                --         212,911
  Purchases of equipment                                 (42,445)      (146,002)
  Increase in other assets                                22,408        (40,224)
                                                       ---------    -----------

NET CASH FROM INVESTING ACTIVITIES                        16,459         65,151
                                                       ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on bank line-of credit, net                 104,000      2,948,000
  Increase (decrease) in bank overdraft                 (286,236)       286,236
  Increase in note payable to President                   42,500         82,852
  Payments on note payable to President                 (157,430)       (32,936)
  Payments on long-term debt                             (10,656)       (11,282)
  Acquisition of common stock                            (10,700)      (112,000)
  Proceeds from sale of common stock                         --       1,025,000
  Dividends paid to stockholders                             --          (8,466)
                                                       ---------    -----------

NET CASH FROM (USED FOR) FINANCING ACTIVITIES           (318,522)     4,177,404
                                                       ---------    -----------

NET INCREASE (DECREASE) IN CASH                          (59,043)       (73,340)

CASH, beginning of year                                  179,547        252,887
                                                       ---------    -----------

CASH, end of year                                      $ 120,504    $   179,547
                                                       =========    ===========

See accompanying notes.

RMED International, Inc.
Statement of Changes in Stockholders' Equity


                                       Common Stock
                                   ---------------------   Contributed     Accumulated
                                     Shares      Amount      Capital         Deficit
                                   ---------    --------   ------------    -----------

January 1, 1997                    8,124,611    $ 81,247    $ 6,628,476    $(5,222,435)

  Stock issued for cash            1,198,330      11,983      1,013,017            --

  Acquisition of stock for cash     (122,756)     (1,228)      (110,772)           --

  Dividends                              --          --             --          (8,466)

  Net loss                               --          --             --      (1,928,856)
                                   ---------    --------   ------------    -----------

December 31, 1997                  9,200,185      92,00#      7,530,721     (7,159,757)

  Stock issued for services           25,000         250         14,399            --

  Acquisition of stock for cash      (29,227)       (292)       (10,408)           --

  Net loss                               --          --             --        (614,404)
                                   ---------    --------   ------------    -----------

December 31, 1998                  9,195,958    $ 91,960    $ 7,534,712    $(7,774,161)
                                   =========    ========    ===========    ===========

See accompanying notes.

RMED INTERNATIONAL, INC.
Notes to Financial Statements

Note A - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

RMED International, Inc. (the "Company"), a Colorado corporation, was incorporated December 28, 1982. Based in Eau Claire, Wisconsin, the Company is engaged in the manufacture of disposable baby diapers for private label distributors and its own Bumpies(R) and Rock-A-Bye(R) brands as well as marketing and distribution of its Tushies(R) brand disposable diapers and related products. The Company's private brand diapers are marketed through independent commissioned brokers and sold to retail grocery chains in the Midwest and Mid-Atlantic regions.

Merger with Jettar, Inc.

Effective November 23, 1998, the Company merged with Jettar, Ltd. ("Jettar"), a privately held diaper manufacturing and distributing company located in Eau Claire, Wisconsin, by issuing 2.8 million shares of its common stock in exchange for all the outstanding common stock of Jettar based on a conversion ratio of approximately 292.275574 shares of RMED common stock for each share of Jettar common stock. In addition, Jettar stockholders received options to purchase a total of 810,924 shares of RMED common stock for two years at $1 per share. As a result of the merger, the separate existence of Jettar ceased. The merger qualifies as a tax-free reorganization and has been accounted for as a "pooling of interests." Under this method of accounting, the previously issued financial statements of RMED have been restated to include the assets, liabilities, stockholders' equity and results of operations of Jettar for all periods presented. All share and per share amounts related to the merger are also reflected for all periods presented. The Company incurred professional fees of approximately $106,900 directly related to the merger.

For periods preceding 1998, there were no intercompany transactions requiring elimination from the combined results of operations, and there were no adjustments necessary to conform the accounting practices of the two companies. Selected financial information for the combining entities included in the statement of operations for 1998 and 1997 are as follows:

                                       Year Ended December 31,
                                       -----------------------
                                         1998           1997

               Sales:
               Jettar                $ 15,789,601    $ 7,434,762
               RMED                     2,322,939      1,684,360
               Eliminating entries       (512,655)          --
                                     ------------    -----------
               Combined              $ 17,599,885    $ 9,119,122
                                     ============    ===========

               Net income (loss):
               Jettar                $   (455,207)   $(1,757,138)
               RMED                      (156,319)      (171,718)
               Eliminating entries         (2,878)          --
                                     ------------    -----------
               Combined              $   (614,404)   $(1,928,856)
                                     ============    ===========

RMED INTERNATIONAL, INC.
Notes to Financial Statements

Major Customers

Sales to major customers as a percentage of annual sales were to two distributors (20% and 10% of total sales) in 1998 and one distributor (11% of total sales) in 1997. Accounts receivable from these customers represents approximately 55% of total accounts receivable at December 31, 1998.

Major Supplier

The Company purchased raw materials and finished products in 1998 and 1997 from two and four vendors, respectively; totaling approximately $2,882,000 and $3,350,000 or 28% and 55% of total purchases. Purchases from each vendor ranged from 13% to 18%. As of December 31, 1998, outstanding accounts payable to these vendors totaled approximately $298,000.

Summary of Significant Accounting Policies

Revenue Recognition and Concentrations of Credit Risk

Sales are recognized when products are shipped, net of allowances for sales returns, promotional and trade discounts. Wholesale sales generally are on an unsecured, open account basis and subject to credit limits that typically provide a two percent trade discount for timely payment. Home delivery sales require payment prior to shipment. The Company sells its products internationally.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by use of the first-in, first-out method. Inventories consist of the following at December 31:

                                        1998         1997
                                     ----------   ----------
                    Raw materials    $  387,200   $  426,819
                    Finished goods      592,570      585,306
                                     ----------   ----------
                                     $  979,770   $1,012,125
                                     ==========   ==========

RMED INTERNATIONAL, INC.
Notes to Financial Statements

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range principally from five years for office equipment, 10 years for manufacturing equipment to 39 years for buildings. Depreciation expense in 1998 and 1997 was $290,015 and $277,526, respectively. Amortization of leased property under capital leases is provided using the straight-line method over the term of lease.

Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized.

Patents and Trademarks

Costs of patents are capitalized and amortized ratably over the statutory patent life of 17 years.

Advertising and Slotting Costs

Production costs of advertising (including the cost of coupons) are expensed the first time the advertising takes place. All other advertising and promotional costs are expended when incurred. Advertising and coupon costs, which are included in sales and marketing expenses for 1998 and 1997 amount to $4,273,439 and $1,477,235, respectively. Slotting fees paid retailers for shelf space are expensed upon first shipment to the retailer and are also included in sales and marketing expenses. Slotting fees expended in 1998 and 1997 amount to $445,669 and $1,069,424, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation, " (see Note
G).

Long-Lived Assets

The  Company   reviews  for  the  impairment  of  long-lived   assets,   certain
intangibles,   and   associated   goodwill,   whenever   events  or  changes  in
circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the asset. The Company has not identified any impairment losses involving the periods presented.

RMED INTERNATIONAL, INC.
Notes to Financial Statements

Income Taxes

Deferred income taxes result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes. These differences are primarily due to depreciation.

From its inception until merger on November 23, 1998, Jettar was an S corporation under the provisions of the Internal Revenue Code and, accordingly, no provision was made for income taxes since all income, deductions, gains, losses and credits were reported on the income tax returns of the Jettar stockholders.

Earning Per Share

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and other incremental shares (issuable at the election of the Company's President see Notes E and G) would be antidilutive.

Statement of Cash Flows Information

Cash and cash equivalents include cash and short-term investments with maturities of three months or less. During 1998 and 1997, respectively, the Company paid interest of approximately $284,000 and $273,000. Non-cash transactions include: in 1998, 25,000 shares of common stock issued for legal services valued at $14,649; in 1997, $42,607 in equipment acquired pursuant to capital leases.

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

RMED INTERNATIONAL, INC.
Notes to Financial Statements

Note B - Notes Receivable Notes receivable consist of the following:

                                                             December 31,
                                                             ------------
                                                         1998           1997
                                                         ----           ----
10% note  receivable  (less deferred gain of
$8,261  and  $21,646,   respectively)   from
former officer,  monthly payments  including
principal  and  interest  of $4,595  through
June 1999,  secured  by  certain  assets and
personal guarantee (see Note F).                       $ 19,602       $ 51,359

10% note  receivable  (less deferred gain of
$180,599 and $196,864,  respectively),  from
former officer,  monthly  payments of $3,766
through December 2005,  secured by equipment
(see Note F).                                            52,612         57,351
                                                       --------       --------

         Total                                           72,214        108,710
         Less current maturities                        (25,180)       (39,928)
                                                       --------       --------
         Non-current maturities                        $ 47,034       $ 68,782
                                                       ========       ========

Note C - Long-Term  Debt and Notes Payable

Long-term debt and notes payable consist of the following:

                                                           December 31,
                                                           ------------
                                                      1998             1997
                                                      ----             ----

Bank line-of credit (see below)                   $ 3,052,000       $ 2,948,000

Mortgage note payable (see below)                     141,510           144,776

Capital leases (see Note F)                            26,938            34,328
                                                  -----------       -----------

         Total                                      3,220,448         3,127,104
         Less current maturities                   (1,354,406)          (11,274)
                                                  -----------       -----------
         Non-current maturities                   $ 1,866,042       $ 3,115,830
                                                  ===========       ===========

Bank Line-of Credit

November 20, 1998, the Company's bank line-of credit loan agreement was renewed and extended to June 30, 2000. Interest, which is payable monthly was increased from 1/2 % to 3/4 % above the bank's prime rate (a combined total of 8 1/2 percent as of December 31, 1998). Borrowings are limited by a percentage of qualified receivables, inventory, fixed assets and secured by substantially all Company assets; also, bank approval is required for significant corporate activities including capital expenditures, sale of stock and payment of dividends. Future maximum borrowings under the line-of credit are as follows:

    January 1, 1999 through January 31, 1999                   $3.1 million
    February 1, 1999 through February 28, 1999                  3.0 million
    March 1, 1999 through March 31, 1999                        2.9 million
    April 1, 1999 through April 30, 1999                        2.8 million
    May 1, 1999 through May 31, 1999                            2.7 million
    June 1, 1999 through June 30, 1999                          2.56 million
    July 1, 1999 through September 30, 1999                     2.135 million
    October 1, 1999 through December 31, 1999                   1.71 million
    January 1, 2000 through June 30, 2000                       1.3 million

RMED INTERNATIONAL, INC.
Notes to Financial Statements

Mortgage Note Payable

Long-term debt consists of a mortgage note payable to a bank dated January 17, 1996, on the Delta, Colorado office and warehouse facilities. Interest on the note is at the bank's base lending rate (adjustable annually - 8 3/4 percent at December 31, 1998), and monthly payments including principal and interest of $1,409 are payable until January 17, 2001 when the unpaid balance is due. The note is guaranteed by the Company's President.

Installments due on debt principal,  including capital leases mature as follows:
Year ended December 31:

                 1999                          $1,355,834
                 2000                           1,722,651
                 2001                             142,163
                                               ----------
                                               $3,220,648
                                               ==========

Note Payable to President

The Company owed $71,860 and $186,790 in short-term borrowings including accrued interest, to its President at December 31, 1998 and 1997, respectively. The note bears interest at 7%, is collateralized by two notes receivable from a former officer (see Note B - Notes Receivable) and is due on demand.

Note D - Income Taxes

As of December 31, 1998, the Company has a net operating loss carryforward totaling approximately $3,840,000 that may be offset against future taxable income. This loss carryforward expires from 2004 through 2018 if not used. In addition, the Company has a capital loss carryforward of approximately $621,000, which expires in 1999. A tax benefit has not been reported in the accompanying financial statements, however, because the Company is uncertain as to the likelihood of utilization of the carryforward. Accordingly, the approximate tax benefit of $1,153,000 of the net operating loss carryforward has been offset by a valuation allowance of the same amount, an increase of $84,000 in 1998.

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

Note E - Related Party Transactions

Transactions with Chairman of the Board of Directors

In 1989, the Company purchased a New York apartment from its Chairman for $225,000, the approximate amount originally paid for the apartment by the Chairman. September 1, 1990, the Company sold the apartment

RMED INTERNATIONAL, INC.
Notes to Financial Statements

back to the Chairman for $225,000 for his assumption of the outstanding mortgage and a note receivable that was repaid in full by the Chairman on December 19, 1997.

Transactions with President

On May 18, 1990, the Company sold a 50% interest in a pending patent on its Tushies disposable diaper for $225,000 with the Company's President. The patent subsequently issued in 1991, at which time the Company also assigned the President a 50% interest in related Tushies trademarks and other rights. The 50% patent interest is convertible into 450,000 shares of common or preferred stock of the Company. To date, the President has not elected to exchange the patent interest for stock. The President has also elected to forgo any interest in Tushies sales with respect to patent or other rights through December 31, 1998.

Transaction with Director and Other Officers

In 1998 and 1997, the Company paid a related company $26,894 and $43,824 for operating supplies, administrative and accounting services, respectively; a director of the Company is a major stockholder of the related company. Another officer was paid $30,007 and $29,239 in 1998 and 1997 for legal services, respectively.

Transactions with a Former Officer

On March 1, 1989, the Company sold its medical products line to a former director and officer for approximately $413,000 (see Note B). The sale resulted in a deferred gain of approximately $117,000, which is accounted for using the installment method. The Company has subsequently subordinated its collateralized security interest in the underlying assets to its President.

On December 10, 1994, the Company sold a diaper machine to the former officer and related equipment for $285,000 (see Note B). The sale resulted in a deferred gain of approximately $220,714, which is accounted for using the installment method. In 1995, the Company subordinated its collateralized security interest in the diaper machine to its President.

Note F - Commitments and Contingencies

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

RMED INTERNATIONAL, INC.
Notes to Financial Statements

Company  the  class  action  representative.   Litigation  is  subject  to  many
uncertainties and the Company is unable to predict the outcome of this matter.

Royalty Agreements

September 2, 1998, the Company entered into an agreement with a national diaper manufacturer, wherein it was alleged the Company had infringed on certain patent rights. The agreement requires payment of royalties to the manufacturer of three percent of net sales of certain disposable diapers effective August 13, 1998 for the term of the patents. In 1998, royalty expense related to the agreement was $54,688.

January 12, 1997, the Company paid a license fee of $10,000 when it entered into a license agreement with another company. The license grants the Company a non-exclusive license to manufacture and sell diapers covered by a patent for a royalty though July 3, 2007. The royalty rate is .11% of applicable sales in 1998 and .10% thereafter. The Company may terminate the agreement upon six months written notice. In 1998 and 1997, royalty expense pursuant to this agreement was $12,523 and $8,232, respectively.

Capital Leases

The Company leases a copier and two forklifts. Upon expiration of the leases, the Company may purchase the leased equipment at fair market value. Since the leases qualify as capital leases, the $42,607 present value of the minimum lease payments at the inception of the leases is included in the cost of property and equipment. Future minimum lease payments are as follows:

            Year ending December 31,
                 1999                                     $11,577
                 2000                                      10,071
                 2001                                       9,232
                                                          -------

                 Total payments                            30,880
                 Amount representing interest              (3,942)
                                                          -------

                 Present value of future
                   minimum lease payments                 $26,938
                                                          =======

            Remaining capital lease obligations are classified as follows in the balance sheet:

            Current maturities                            $ 8,671
            Long-term                                      18,267
                                                          -------

                                                          $26,938
                                                          =======

Operating Leases

The Company leases its manufacturing, warehouse and office facility in Eau Claire, Wisconsin pursuant to an agreement ending December 31, 2001. The annual base rent of $187,920 is subject to increases in inflation and the Company is responsible for principally all operating expenses. The agreement provides the Company

RMED INTERNATIONAL, INC.
Notes to Financial Statements

options to renew the lease for two successive five-year terms. Rent for the facility was $187,920 and $187,920 in 1998 and 1997, respectively.

The Company leases certain telephone equipment with terms ending in 2001, with combined monthly payments obligations of $572. Minimum annual rentals subsequent to 1998 for operating leases are as follows:

            Year ending December 31,
                      1999                            $193,641
                      2000                             192,035
                      2001                             192,035
                                                      --------

                                                      $577,711
                                                      ========

Note G - Stockholders' Equity, Stock Options and Other Stock Rights

May 6, 1998, the Company issued 25,000 shares of common stock to an attorney for legal services with an estimated value of $14,649 ($.59 per share).

September 17, 1997, five investors paid Jettar $1 million to purchase 1,169,102 shares of common stock ($.86 per share).

June 30, 1997, Jettar hired a chief executive officer that acquired 29,227 shares for $25,000 ($.86 per share) with funds paid him pursuant to an employment agreement. The officer was terminated March 23, 1998, and the 29,227 shares previously issued were repurchased and cancelled by the Company for $10,700 ($.37 per share).

March 3, 1997, the Company acquired 122,756 shares of stock from a Jettar investor for $112,000 ($.91 per share). The sale price included a provision for interest of $7,000. The purchased shares were canceled in 1998.

April 1, 1996, Jettar issued 222,129 shares to two officers for future services, which were to vest annually over a three-year period beginning December 31, 1997. Accordingly, the estimated cost of the deferred compensation, $190,000 ($.86 per share), was recorded in 1996 and was being amortized to expense over the vesting period. As a result of the November 23, 1998 merger of RMED and Jettar, the shares became fully vested and the remaining deferred compensation was recognized. Compensation expense recorded for the shares in 1998 and 1997 was $96,684 and $53,324, respectively.

Incentive Stock Options

In December 1984, the stockholders approved an incentive stock option plan (the "Plan") for key employees of the Company, reserving 250,000 shares of common stock. The options are to be granted to employees as determined by a committee administering the Plan. The exercise price of options granted under the Plan cannot be less than the fair market value of the common stock on the date of grant. As of December 31, 1998, no options have been granted.

RMED INTERNATIONAL, INC.
Notes to Financial Statements

Stock Appreciation Rights

The Plan also authorizes Stock Appreciation Rights to be granted, in connection with incentive stock options, which would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon the exercise date in paid-up stock of the Company or in cash, depending upon the Company's determination. It is not presently intended that Stock Appreciation Rights will be granted with options under the Plan. As of December 31, 1998, no rights have been granted.

Non-qualified Options

Outstanding options to purchase common stock at December 31, 1998, are summarized as follows:

                   Number                          Date
                     of            Date           Option          Exercise
 Grantee           Shares         Granted         Expires         Price/Share
 -------           ------         -------         -------         -----------

Chairman            1,984         7/12/95         7/11/99            $.30
                  300,000          1/6/97          1/5/00             .38

President         400,000         12/7/92         12/7/99             .30
                  100,000         7/10/95          7/9/99             .30

Director           10,000          1/6/97          1/5/00             .38

Consultant         25,000          4/7/97          4/6/99             .50

The market value of the Company's common stock approximated the options' exercise price on the date of grant. Compensation expense related to stock option grants was not recorded in 1997 as the option exercise prices were equal to fair market value on the date of grant (see below).

In connection with the November 1998 merger with Jettar, stock options covering a total of 810,924 shares of common stock were issued to Jettar shareholders. The options are exercisable for two years at $1 per share.

Pro Forma Stock Based Compensation

Pro forma information regarding net income (loss) and earnings (loss) per common share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      1998          1997
                                                      ----          ----
         Risk-free interest rate                      4.5%          6.1%
         Dividend yield                               None          None
         Volatility factor                            113%          129%
         Weighted average expected life               24 months     35.1 months

RMED INTERNATIONAL, INC.
Notes to Financial Statements

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings (loss) per common share were as follows:

                                                          1998          1997
                                                       ----------   -----------

Net Income (Loss) - as reported                        $(614,404)   $(1,928,856)
Net Income (Loss) - pro forma                          $(692,121)   $(2,026,396)


Earnings (Loss) Per Common Share - as reported         $(0.07)          $(0.23)
Earnings (Loss) Per Common Share - pro forma           $(0.08)          $(0.24)


Weighted average fair value of options
     granted during the year                           $1.09             $  .29

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Agreement to Issue Stock for to President for Patent Interest

The Company has an agreement with its President to exchange a patent interest sold to the President for $225,000 in 1990 into 450,000 shares of common or preferred stock of the Company (see Note E-Transactions with President). As of December 31, 1998, the President had not elected to exchange the interest for stock.

Note H - Employee Benefit Plan

In 1998, Jettar adopted a 401(K) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company did not make matching contributions in 1998 or 1997.

Note I - Fair Value of Financial Instruments

Disclosures about the fair value of financial instruments are presented below. The determination of fair value is subjective in nature and involves uncertainties and significant matters of judgement and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by

RMED INTERNATIONAL, INC.
Notes to Financial Statements

comparison to independent market values and may not be realized in actual sale or settlement of the instruments. Also, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1998:

                                              Carrying    Estimated
                                               Amount     Fair Value
                                               ------     ----------
           Financial assets:
           Cash and cash equivalents         $  120,504   $  120,504
           Notes receivable                      72,214       72,214

           Financial Liabilities:
           Long-term debt                     3,220,448    3,220,448
           Note payable to president             71,860       71,860

The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturities of these instruments. The fair value of long-term debt and the note payable to President, including current maturities, approximates fair value because of the market rate of interest on the debt and the interest rate implicit in the obligations under capital leases.

Note J - Director Loans Subsequent to December 31, 1998

March 31, 1999, two members of the board of directors loaned the Company $250,000 (a total of $500,000). The loans bear interest at the rate of 7 1/2%, payable monthly in arrears beginning May 1, 1999, and unpaid principal and accrued interest is due December 15, 1999. The loans are unsecured and subordinate to the bank line-of-credit (see Note C).

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table lists each person who was a Director or Officer of the Company at December 31, 1998, the close of the Company's last Fiscal year, or who has served in such capacity since that date.

                               Age at
                               Dec. 31,
            Name                1998         Position and Period of Service
            ----                ----         ------------------------------

            Edward Reiss        60       Director since April 1988; Chairman of
                                         the Board since December 1988; Co-CEO
                                         since January 1999; Vice President
                                         since September 1990; Secretary since
                                         1990

            Brenda Schenk       55       Director since October 1990; President
                                         and CEO since September 1990; Co-CEO
                                         since January 1999; Treasurer since
                                         1990

            Todd L. Nelson      40       Vice President Operations since
                                         January 1999

            Thomas A. Biebel    58       Director since January 1999

            John Harry          52       Director since January 1999

            George Reinbacher   71       Director since January 1999

            No family relationships exist between any Executive Officer or Director.

            Background of Listed Directors and Executive Officers

            EDWARD REISS has been a Director, Chairman of the Board and Officer of the Company since April 1988. Mr. Reiss directs the Company's marketing activities and serves as Co-CEO. Mr. Reiss is the owner and President of an injection molding plastics company.

            BRENDA SCHENK has been a Director of the Company since October 1990 and served as President and CEO since September 1990 and Co-CEO since January 1999. Ms Schenk is the President and owner of Brandy Enterprises, Ltd., an eqiupment leasing company. Ms Schenk is co-owner and Vice President of Mr. Reiss's injection molding plastics company.

            TODD L. NELSON was Maufacturing Supervisor at Pope & Talbot from 1977-1992, General Manager at Universal Converter from 1992-1995 and Vice President & General Manager of Jettar Ltd. from 1996-1998.

            THOMAS A. BIEBEL has been the majority owner, President and CEO of Belson Company, a distributor of paper packaging and industrial products, since 1987. Mr Biebel was Chairman and President of the Wisconsin Film and Bag Company from 1988 to 1993 and served as Chairman of the Board of Jettar, Ltd. from 1997 until 1998.

            JOHN O. HARRY has been majority owner, Chairman of the Board, President and CEO of Corrosion Technologies, Inc. since 1988.

            GEORGE REINBACHER was Vice President and General Manager of the Absorbent Products Division of Pope & Talbot until his semi-retirement in 1991. Mr Reinbacher serves on the board of Spectrum Industries, manufacturers of office furniture.

Item 11.    EXECUTIVE COMPENSATION

            The following table sets forth information concerning the cash compensation during the last two years of the Company to each of the Company's executive officers.

            Name and Principal Position       Year           Cash Compensation
            ---------------------------       ----           -----------------

            Edward Reiss                      1998                $ 99,700
            Chairman & Vice President         1997                $ 60,000

            Brenda Schenk                     1998                $ 87,500
            President & CEO                   1997                $ 75,000

            All Executive Officers            1998                $187,200
            as a Group                        1997                $135,000

            In 1998 the Directors of the Company did not receive fees for serving as Directors.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND
            MANAGEMENT

            Principal Shareholders

            The following table sets forth information with respect to those persons who owned beneficially, more than 5% of the $.01 par value common stock of the Company as of December 31, 1998, as reflected in the stock transfer records of the Company, copies of filings on schedule 13-D or 13-G, and otherwise to the Company's knowledge.

            Name and Address (1) of       Amount of                   Percent of
            Beneficial Owner              Beneficial Ownership(2)      Common(7)
            -----------------------       -----------------------     ----------

            Edward Reiss                       837,109(3)                  9%

            Brenda Schenk                     2,650,221(4)                29%

            Thomas A. Biebel                  1,289,340(5)                14%

            John O. Harry                       964,764(6)                10%

                  (1)   The addresses of all individuals are
                        c/o RMED International, Inc.
                        3954 No. Hastings Way
                        Eau Claire, WI 54702

                  (2) Unless otherwise indicated, (i) all shares listed are outstanding and (ii) beneficial owners listed have sole voting and investment power with respect to such shares.

                  (3) Includes 301,984 shares reserved for issuance upon the exercise of options to purchase common stock of the Company held by Mr. Reiss which are presently exercisable, and includes 3,792 hares held in trust for Mr. Reiss's daughter, Ilana.

                  (4) Includes 500,000 shares reserved for issuance upon exercise of options to purchase common stock of the Company held by Ms Schenk which are presently execisable. Under the terms of the Patent Agreement dated May 18, 1990, 450,000 shares were reserved against conversion of the 50% interest in its patent on its Tushies disposable diaper equal to $225,000 dollars in value of common stock of the Company based on the closing bid price of the Company's common stock on May 18, 1990, which was $.50. These reserved shares are included, as are 337,500 shares owned by Brandy Enterprises, Ltd., a corporation wholly owned by Ms. Schenk.

Item 12.    SECURITY OWNERSHIP cont'd

            (5) Includes 305,535 shares reserved for issuance upon exercise of options to purchase common stock of the Company held by Mr Biebel which are presently exercisable.

            (6) Includes 192,529 shares reserved for issuance upon exercise of options to purchase common stock of the Company held by Mr Harry which are presently exercisable.

            (7) Percentage is computed as if all shares listed in column (2) for the beneficial owners were outstanding.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

            Transactions with the Chairman of the Board

            None

            Transactions with the President

            None

            Transactions with a Former Director and Officer

            None

                                    Part IV

Item 14.    FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as part of this report:

                  1. Financial Statements See Item 8, "Financial Statements"

            (b) Form 8K dated December 1, 1998, reporting the acquisition, was filed by the Company with the Securities Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 05 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereforunto duly authorized.

Dated: March 25, 1998

                                               RMED International, Inc.

                                               By /s/ Edward Reiss
                                                  ------------------------------
                                                  Edward Reiss, Chairman
                                                  of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 25, 1998 by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Edward Reiss                                                 3/25/99
--------------------------------------------                     ---------------
  Edward Reiss, Chairman of the Board                            Date
    Co-CEO, Vice President, Secretary
    Director

/s/ Brenda Schenk                                                3/25/99
--------------------------------------------                     ---------------
  Brenda Schenk, President                                       Date
    Co-CEO, Treasurer
    Director