Form 10QSB
period 1999-03-31
RMED INTERNATIONAL INC
filed 1999-05-04
CIK 777513

SECURITIES AND EXCHANGE COMMISSSION
                              Washington, DC 20549

                                   Form 10QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                           Commission File No. 0-14696

                            RMED International, Inc.
                            ------------------------
             (Exact Name of Registrant and Specified in its Charter)

Colorado                                                  84-0898302
--------                                                  ----------
(State of Incorporation)                    R.S. Employer Identification Number)

                             3925 North Hastings Way
                              Eau Claire, WI 54703
                  ---------------------------------------------
                          (Address of Principal Office)

                                  (715)831-0280
                                  -------------
                         (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01
                                                            Parvalue(Title of
                                                            Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

         X YES                                                 __ NO

There were 9,220,958 shares of the Registrant's $.01 par value common stock outstanding as of March 31, 1999.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.    Item 1.

                  Condensed Balance Sheet as of March 31, 1999 and           F-1
                  December 31, 1998

                  Condensed Statements of Operations for the three months    F-2
                  ended March 31, 1999 and 1998

                  Condensed Statements of Cash Flows for the three months    F-3
                  ended March 31, 1999 and 1998

                  Condensed Statements of Changes in Stockholders' Equity
                  for the three months ended March 31, 1999.                 F-4

                  Notes to Condensed Financial Statements                    F-5

                  Item 2.

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          6


PART II.  Other Information                                                    9

Signatures                                                                    10

RMED International, Inc.

Balance Sheet

                                                                        March 31,    December 31,
                                                                             1999            1998
                                                                        ---------    ------------
                                                                       (Unaudited)
CURRENT ASSETS
      Cash                                                             $   155,308    $   120,504
      Accounts receivable, less allowance for uncollectible
        accounts of $26,000 and $29,000, respectively                      896,235        832,898
      Notes receivable, current maturities                                  16,438         25,180
      Inventory, at cost                                                 1,133,638        979,770
      Prepaid and other                                                    185,228        192,340
                                                                        ----------    -----------
                                                                         2,386,847      2,150,692
                                                                        ----------    -----------

NOTES RECEIVABLE, less current maturities                                   46,070         47,034
                                                                        ----------    -----------
PROPERTY AND EQUIPMENT, at cost
      Land and building                                                    245,000        245,000
      Furniture and office equipment                                       115,746        105,116
      Machinery and equipment                                            2,712,186      2,712,186
                                                                        ----------    -----------
                                                                         3,072,932      3,062,302
      Less accumulated depreciation                                       (712,629)      (642,779)
                                                                       -----------    -----------
                                                                         2,360,303      2,419,523
                                                                       -----------    -----------

OTHER ASSETS                                                                43,580         43,853
                                                                       -----------    -----------
                                                                       $ 4,836,800    $ 4,661,102
                                                                       ===========    ===========
CURRENT LIABILITIES
      Long-term debt, current maturities                               $   775,277    $ 1,354,406
      Loans from directors                                                 516,926         71,860
      Bank overdraft                                                       207,029           --
      Accounts payable and accrued liabilities                           1,756,943      1,516,283
                                                                       -----------    -----------
                                                                         3,256,175      2,942,549

LONG-TERM DEBT, less current maturities                                  1,453,157      1,866,042
                                                                       -----------    -----------
                                                                         4,709,332      4,808,591
                                                                       -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, $.01 par value; 50,000,000 shares authorized;
        9,220,958 and 9,195,958 shares issued and outstanding               92,210         91,960
      Contributed capital                                                7,546,962      7,534,712
      Accumulated deficit                                               (7,511,704)    (7,774,161)
                                                                       -----------    -----------
                                                                           127,468       (147,489)
                                                                       -----------    -----------
                                                                       $ 4,836,800    $ 4,661,102
                                                                       ===========    ===========

See accompanying notes.

RMED International, Inc.

Statement of Operations

                                                      Three Months Ended
                                                      ------------------
                                                March 31, 1999   March 31, 1998
                                                --------------   --------------
                                                    (Unaudited)      (Unaudited)

SALES                                             $  3,901,706      $ 4,144,571

COST OF GOODS SOLD                                  (2,194,364)      (2,448,210)
                                                  ------------      -----------
      GROSS PROFIT                                   1,707,342        1,696,361
                                                  ------------      -----------
OPERATING EXPENSES
      Sales and marketing                            1,125,723        1,904,418
      General and administrative                       285,675          308,061
                                                  ------------      -----------

                                                     1,411,398        2,212,479
                                                  ------------      -----------

      OPERATING INCOME (LOSS)                          295,944         (516,118)
                                                  ------------      -----------
OTHER INCOME (EXPENSE)
      Interest expense                                 (59,189)         (76,174)
      Interest income                                    6,467            8,364
      Gain on sale of assets and other                  19,235            9,519
                                                  ------------      -----------

                                                       (33,487)         (58,291)
                                                  ------------      -----------

NET INCOME                                        $    262,457      $  (574,409)
                                                  ============      ===========

BASIC EARNINGS (LOSS) PER SHARE                   $       0.03      $     (0.06)
                                                  ============      ===========

DILUTED EARNINGS (LOSS) PER SHARE                 $       0.02      $     (0.06)
                                                  ============      ===========

WEIGHTED AVERAGE SHARES - BASIC                      9,205,680        9,200,185
                                                  ============      ===========
WEIGHTED AVERAGE SHARES - DILUTED                   10,511,882        9,200,185
                                                  ============      ===========

RMED International, Inc.
Statement of Cash Flows

                                                            Three Months Ended
                                                          ---------------------
                                                          March 31,   March 31,
                                                            1999        1998
                                                          --------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES                    (Unaudited)  (Unaudited)
      Net income                                         $ 262,457    $(574,409)
      Adjustments to reconcile net income
      to net cash provided by operations:
           Depreciation and amortization                    69,873       71,443
      Changes in assets and liabilities:
           Accounts receivable                             (63,337)     183,412
           Inventory                                      (153,868)    (101,339)
           Prepaid and other                                 7,112       (5,377)
           Accounts payable and accrued liabilities        240,660      538,720
                                                         ---------    ---------

NET CASH FROM OPERATIONS                                   362,897      112,450
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Payments received on notes receivable                  9,706        6,443
      Decrease in other assets                                 250       29,151
      Purchases of equipment                               (10,630)      (1,370)
                                                         ---------    ---------

NET CASH FROM (USED FOR) INVESTING ACTIVITIES                 (674)      34,224
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loans from directors                                 500,000      102,000
      Increase (decrease) in bank overdraft                207,029     (286,236)
      Proceeds from exercise of stock options               12,500           --
      Borrowings (payments) on bank line-of credit, net   (989,000)     249,000
      Payments on loans from officer                       (54,934)    (117,990)
      Payments on capital leases                            (1,935)      (1,939)
      Payments on mortgage note                             (1,079)        (917)
                                                         ---------    ---------

NET CASH FROM (USED FOR) FINANCING ACTIVITIES             (327,419)     (56,082)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                             34,804       90,592

CASH, beginning of period                                  120,504      179,547
                                                         ---------    ---------

CASH, end of period                                      $ 155,308    $ 270,139
                                                         =========    =========

RMED International, Inc.
Statement of Changes in Stockholders' Equity


                                                      Common Stock            Contributed    Accumulated
                                             ------------------------------
                                                 Shares         Amount         Capital         Deficit
                                             --------------   -------------  ------------    -----------

December 31, 1998                               9,195,958     $91,960          $7,534,712    $(7,774,161)

     Exercise of stock options                     25,000         250              12,250             --

     Net income (unaudited)                            --          --                  --        262,457
                                             ------------     -------         -----------    -----------

March 31, 1999 (Unaudited)                      9,220,958     $92,210          $7,546,962    $(7,511,704)
                                             ============     =======         ===========    ===========

                            RMED International, Inc.
                    Notes to Condensed Financial Statements
                       Three Months Ended March 31, 1999
                                   (Unaudited)

Note A - General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

November 23, 1998, the Company merged with Jettar, Ltd. As a result of the merger, the separate existence of Jettar ceased. The merger has been accounted for as a "pooling of interests." Under this method of accounting, the previously issued financial statements of RMED have been restated to include the assets, liabilities, stockholders' equity and results of operations of Jettar for all periods presented. All share and per share amounts related to the merger are also restated for all periods presented.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed by increasing the weighted average shares by contingently issuable shares and for stock options using the "treasury stock" method. Basic and diluted earnings per share for the three months ended March 31, 1998 are the same since the Company had a net loss for the period and the inclusion of stock options and other incremental shares would be antidilutive.

Note C - Loans from Directors

March 31, 1999, two members of the board of directors loaned the Company $250,000 (a total of $500,000). The loans bear interest at the rate of 7 1/2%, payable monthly in arrears beginning May 1, 1999, and unpaid principal and accrued interest is due December 15, 1999. The loans are unsecured and subordinate to the bank line-of credit.

Note D - Contingency

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATONS
          ----------------------------------

          RMED International, Inc. ( the "Company", "RMED") was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of manufacturing, marketing and selling baby disposable diapers and related products under its own branded labels and private branded labels.

          On November 23, 1998, the Company acquired Jettar, Ltd. ("Jettar"), a privately held diaper manufacturing and distributing company located in Eau Claire, WI. As a result of the acquisition RMED has the capability of manufacturing its own baby diaper products in addition to manufacturing private label diapers. Various RMED products are manufactured by outside private label manufacturers pursuant to Company specifications.

          The acquired facility is over 80,000 square feet and is used as a central distribution point for all RMED products. RMED now has its own full machine shop and a testing lab in which we can pursue our goal of improving absorbency with natural materials. The acquired diaper machine produces up to 400 disposable diapers per minute and has a value of over two million dollars.

          The Company is marketing its products internationally through health product stores, mainstream supermarkets, the Internet, mail order, catalogues and in a direct marketing partnership with Earth's Best Baby Food, a division of H.J. Heinz Company.

          Product Description
          -------------------

          Tushies(R)-The Alternative GEL-FREE Disposable Diaper featuring its patented natural blend cotton absorbency and cloth-like backsheet is available in four sizes and sold primarily in health product stores, mail order, catalogues and the Internet on the Whole Foods, ECOMALL and Earth's Best websites. Earth's Best is the largest certified organic baby food in the United States.

          TushiesWipes(TM)-Under the TushiesWipes brand, the Company offers natural formula wipes in Tubs, Refills and Travelpacks. The wipes contain Aloe Vera, are Hypo-Allergenic and Alcohol-FREE.

          TushiesBear T-Shirts-Made with 100% organic cotton.

          Bibbies(R)-Patented and invented by a pediatrician, the non-toxic, absorbent and waterproof disposable bibs are sold through our usual channels.

Item 2.   MANAGEMENT'S DISCUSSION cont'd
          ------------------------------

          TenderCare(R) Disposable Diapers-Manufactured by RMED allowing us to be price and design competitive with the leading national brands. TenderCare is made without artificial chemical absorbents and is sold in major supermarkets and health product stores.

          Bumpies(R) Disposable Diapers-A mainstream diaper that is sold through major supermarkets in the Midwest and Mid-Atlantic regions at a competitive price and is available in regular, jumbo and mega-size packaging.

          Rock-A-Bye(R) Disposable Diapers-Sold internationally to distributors and retailers under branded and private labels.

          The Company currently holds patents, registrations, various trademarks and Internet domain names for its products.

          MATERIAL CHANGES IN FINANCIAL POSITION
          --------------------------------------

          Total assets of the Company increased $175,698 from $4,661,102 at December 31, 1998 to $4,836,800 at March 31, 1999.

          During the three month period ended March 31, 1999, net working capital decreased $77,471 primarily due to loans from directors and increases in a bank overdraft, accounts payable and accrued liabilities.

          Total liabilities at March 31, 1999 were $4,709,332 compared to $4,808,591 at December 31, 1998. The decrease of $99,259 in total liabilities was primarily due to the decrease in long term debt, current maturities, offset by loans from directors and an increase in accounts payable and accrued liabilities.

          Total stockholders' equity increased $274,957 during the three month period ended March 31, 1999. The increase was primarily a result of a decrease in operating expenses.

Item 2.   MANAGEMENT'S DISCUSSION cont'd
          ------------------------------

          MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Net sales for the quarter ended March 31, 1999 were $3,901,706 compared to $4,144.571 for the quarter ended March 31, 1998, a decrease of less than 6%.

          Gross profit increased to $1,707,342 in the quarter ended March 31, 1999 compared to $1,696,361 in the quarter ended March 31, 1998.

          Operating expenses for the quarter period ended March 31, 1999 were $1,411,398 compared to $2,212,479, a decrease of 36%, due primarily to a decrease in sales and marketing expenses.

          Net income for the quarter ended March 31, 1999 was $262,457 compared to a net loss of ($574,409) for the quarter ended March 31, 1998, an increase of $836,866, primarily due to a decrease in sales and marketing expenses.

          Liquidity and Capital Resources
          -------------------------------

          At March 31, 1999 the Company had working capital ($869,328) consisting of $2,386,847 in current assets and $3,256,175 in current liabilities.

          As of March 31, 1999 the Company's long term debt is $1,453,157, consisting of a mortgage payable on the Delta, Colorado facility ($136,825), non-current maturities of a bank line of credit ($1,300,000) and capital leases ($16,332).

          Year 2000 Issues
          ----------------

          The Eau Claire, WI facility is fully Y2K compliant. The Delta, CO facility will be compliant within the next 120 days.

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

                                                        RMED International, Inc.

Date: May 3, 1999

                                                        /s/Brenda Schenk
                                                        ------------------------
                                                        Brenda Schenk
                                                        President & Principal
                                                        Financial Officer