Form 10QSB
period 1999-06-30
RMED INTERNATIONAL INC
filed 1999-08-16
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                           Commission File No. 0-14696

                            RMED International, Inc.
                            ------------------------
             (Exact Name of Registrant and Specified in its Charter)

         Colorado                                    84-0898302
         --------                                    ----------
        (State of Incorporation)       (I.R.S. Employer Identification Number)

                             3925 North Hastings Way
                              Eau Claire, WI 54703
                              --------------------
                          (Address of Principal Office)

                                 (715) 831-0280
                                 --------------
                         Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01
                                                      Par value (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                   X Yes     __No

There were 9,220,958 shares of the Registrant stock $.01 par value common stock outstanding as of June 30,1999.

                            RMED International, Inc.

                         Condensed Financial Statements


                                Table of Contents


                                                                            PAGE


PART I.  Item 1.

         Condensed Balance Sheet as of June 30, 1999 and                     F-1
         December 31, 1998

         Condensed Statements of Operations for the three and six            F-2
         Month periods ended June 30, 1999 and 1998

         Condensed Statements of Cash Flows for the three and six            F-3
         Month periods ended June 30, 1999 and 1998

         Exhibit 11-Computation of Per Share Earnings                        F-4
         For the three months ended June 30, 1999 and 1998

         Notes to Condensed Financial Statements                             F-5



         Item 2.

         Management's Discussion and Analysis of Financial Condition           6
         and Results of Operations

PART II. Other Information                                                     9

Signatures                                                                    10

                            RMED International, Inc.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                            June 30,     December 31,
                                                              1999           1998
                                                          -----------    ------------
                                   ASSETS
CURRENT ASSETS
       Cash                                               $    10,794    $   120,504
       Accounts receivable, less allowance for doubtful       751,469        832,898
            accounts of $20,000 and $29,000
       Notes receivable, current maturities                     5,375         25,180
       Inventory                                            1,388,935        979,770
       Prepaid and other                                      104,429        192,340
                                                          -----------    -----------

                  Total current assets                      2,261,002      2,150,692

 NOTES RECEIVABLE, less current maturities                     45,258         47,034

 PROPERTY AND EQUIPMENT
       Land and building                                      245,000        245,000
       Furniture and office equipment                         118,707        105,116
       Machinery and equipment                              2,712,186      2,712,186
                                                          -----------    -----------
                                                            3,075,893      3,062,302
       Less accumulated depreciation                          784,750        642,779
                                                          -----------    -----------
                                                            2,291,143      2,419,523

 OTHER ASSETS                                                  43,511         43,853
                                                          -----------    -----------

                                                          $ 4,640,914    $ 4,661,102
                                                          ===========    ===========

       LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIT)

 CURRENT LIABILITIES
       Long-term debt, current maturities                 $    12,398    $    12,230
       Bank line of credit                                  2,235,000      3,052,000
       Note payable to directors                              511,926         71,860
       Accounts payable                                     1,386,366      1,212,689
       Accrued liabilities                                    128,314        303,594
                                                          -----------    -----------
               Total current liabilities                    4,274,004      4,652,373

 LONG-TERM DEBT, less current maturities                      152,450        156,218

 STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, $.01 par value; 50,000,000 shares
            authorized; 9,220,958 and 9,195,958 shares
            issued and outstanding                             92,210         91,960
       Contributed capital                                  7,546,962      7,534,712
       Accumulated deficit                                 (7,424,712)    (7,774,161)
                                                          -----------    -----------

                                                              214,460       (147,489)
                                                          -----------    -----------

                                                          $ 4,640,914    $ 4,661,102
                                                          ===========    ===========

      See accompanying notes.

                        RMED International, Inc.
                   Condensed Statements of Operations
                              (Unaudited)


                                             Three Months Ended          Six Months Ended
                                     ----------------------------   ----------------------------
                                     June 30, 1999  June 30, 1998   June 30, 1999  June 30, 1998
                                     -------------  -------------   -------------  -------------
SALES                               $  3,939,670    $  5,135,295    $  7,841,376    $  9,279,866

COST OF GOODS SOLD                     2,151,863       3,355,965       4,346,227       5,804,175
                                    ------------    ------------    ------------    ------------
      GROSS PROFIT                     1,787,807       1,779,330       3,495,149       3,475,691

OPERATING EXPENSES
      General and Administrative         314,011         366,317         599,686         674,378
      Sales and Marketing              1,341,763       1,334,236       2,467,486       3,238,654
                                    ------------    ------------    ------------    ------------
                                       1,655,774       1,700,553       3,067,172       3,913,032
                                    ------------    ------------    ------------    ------------

      OPERATING INCOME (LOSS)            132,033          78,777         427,977        (437,341)

OTHER INCOME (EXPENSE)
      Interest income                      3,850           7,640          10,317          16,004
      Interest expense                   (61,821)        (76,323)       (121,010)       (152,497)
      Other                               12,930          10,389          32,165          19,908
                                    ------------    ------------    ------------    ------------

                                         (45,041)        (58,294)        (78,528)       (116,585)
                                    ------------    ------------    ------------    ------------
NET INCOME BEFORE INCOME TAXES            86,992          20,483         349,449        (553,926)

PROVISION FOR INCOME TAXES                    --              --              --              --
                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)                   $     86,992    $     20,483    $    349,449    $   (553,926)
                                    ============    ============    ============    ============
BASIC EARNINGS (LOSS) PER SHARE     $       0.01    $       0.00    $       0.04           (0.06)
                                    ============    ============    ============    ============
DILUTED EARNINGS PER SHARE          $       0.01    $       0.00    $       0.03           (0.06)
                                    ============    ============    ============    ============
WEIGHTED AVERAGE SHARES - BASIC        9,220,958       9,203,054       9,213,458       9,203,054
                                    ============    ============    ============    ============
WEIGHTED AVERAGE SHARES - DILUTED     10,374,905      10,263,547      10,416,623       9,203,054
                                    ============    ============    ============    ============

      See accompanying notes.

                       RMED International, Inc.
                   Condensed Statement of Cash Flows
                              (Unaudited)


                                                                 Three Months Ended        Six Months Ended
                                                              -----------------------    ---------------------
                                                                June 30,     June 30,    June 30,     June 30,
                                                                  1999         1998        1999         1998
                                                              -----------------------    ---------------------
Cash flows from operating activities
      Net income (loss)                                       $  86,992    $  20,483    $ 349,449    $(553,926)
      Adjustments to reconcile net income (loss) to cash
         flows from operating activities
              Depreciation and amortization                      72,121       72,152      141,994      143,595
              Other                                                  --        3,950           --        3,950
      Changes in assets and liabilities
               Accounts receivable                              144,766     (216,925)      81,429      (33,513)
               Inventory                                       (255,297)     374,967     (409,165)     273,628
               Prepaid and other                                 80,799      125,151       87,911      119,774
               Accounts payable and accrued liabilities        (242,263)    (615,529)      (1,603)     (76,809)
                                                              ---------    ---------    ---------    ---------
                    Cash flows provided by (used in)
                           operating activities                (112,882)    (235,751)     250,015     (123,301)

Cash flows from investing activities
      Payments received on notes receivable                      11,875        6,581       21,581       13,024
      Decrease in other assets                                       69       29,151          319       58,302
      Purchase of equipment                                      (2,961)      (6,345)     (13,591)      (7,715)
                                                              ---------    ---------    ---------    ---------

      Cash flows from investing activities                        8,983       29,387        8,309       63,611

Cash flows from financiang activities
      Loans from directors                                           --           --      500,000      102,000
      Increase (decrease) in bank overdraft                    (207,029)     336,353           --       50,117
      Proceeds from exercise of stock options                        --           --       12,500           --
      Borrowings (payments) on bank line-of-credit, net         172,000     (278,000)    (817,000)     (29,000)
      Payments on loans from officer                             (5,000)      (3,887)     (59,934)    (121,877)
      Increases to (payments on) capital leases                     267       (1,381)      (1,668)      (3,320)
      Payments on mortgage note                                    (853)        (482)      (1,932)      (1,399)
                                                              ---------    ---------    ---------    ---------

      Cash flows provided by (used in) financing activities     (40,615)      52,603     (368,034)      (3,479)
                                                              ---------    ---------    ---------    ---------

Net increase (decrease) in cash                                (144,514)    (153,761)    (109,710)     (63,169)

      Cash, Beginning of period                                 155,308      270,139      120,504      179,547
                                                              ---------    ---------    ---------    ---------

      Cash, End of period                                     $  10,794    $ 116,378    $  10,794    $ 116,378
                                                              =========    =========    =========    =========
Supplemental disclosure of cash flow information
      Cash paid for interest                                  $ (61,821)   $ (76,323)   $(121,010)   $(152,497)

      See accompanying notes.

                            RMED International, Inc.
                                   Exhibit 11

The following represents the computation of per share earnings reflecting the assumption that the granted shares under the option plan will be exercised.


                                                          Three Months Ended           Six Months Ended
                                                     --------------------------  -------------------------
                                                         June 30,      June 30,     June 30,      June 30,
                                                          1999          1998         1999          1998
                                                     --------------------------  -------------------------
Net income (loss)                                    $    86,992   $    20,483   $   349,449   $  (553,926)
                                                     -----------   -----------   -----------   -----------
Weighted average common shares outstanding             9,220,958     9,203,054     9,213,458     9,203,054

Common share equivalents relating to stock options     1,153,947     1,060,493     1,203,165            --
                                                     -----------   -----------   -----------   -----------
Adjusted common and common equivalent shares
         for computation                              10,374,905    10,263,547    10,416,623     9,203,054
                                                     ===========   ===========   ===========   ===========
Net earnings per share:
         Basic                                       $      0.01   $      0.00   $      0.04   $     (0.06)
                                                     ===========   ===========   ===========   ===========
         Diluted                                     $      0.01   $      0.00   $      0.03   $     (0.06)
                                                     ===========   ===========   ===========   ===========

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                        Three Months Ended June 30, 1999
                                   (Unaudited)

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

November 23, 1998, the Company merged with Jettar, Ltd. The merger has been accounted for as a "pooling of interests." Under this method of accounting, the previously issued financial statements of RMED have been restated to include the assets, liabilities, stockholders' equity and results of operations of Jettar for all periods presented. All share and per share amounts are also restated for all periods presented.

Note B - Earnings (Loss) Per Share
Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed by increasing the weighted average shares by contingently issuable shares and for stock options when diluted.

Note C - Loans from Directors
March 31, 1999, two members of the board of directors loaned the Company $250,000 (a total of $500,000). The loans bear interest at the rate of 7-1/2%, payable monthly in arrears beginning May 1, 1999. Payment on the two notes, consisting of unpaid principal and accrued interest is due December 15, 1999 and December 15, 2000. The loans are unsecured and subordinate to the bank line-of-credit.

Note D - Reclassifications
Certain amounts have been reclassified to conform to the June 30, 1999 financial statement presentation.

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

        As of July 1999, consumers are purchasing Tushies(R) Baby Products through our new and exciting website WWW.TUSHIES.COM.

        Product Description

        Tushies(R) - The Alternative GEL-FREE Disposable Diaper featuring its patented natural blend cotton absorbency and cloth-like backsheet is available in four sizes and sold primarily in health product stores, mail order, catalogues and the Internet on the Whole Foods, ECOMALL and Earth's Best websites. Earth's Best is the largest certified organic baby food in the United States.

        TushiesWipes(TM) - Under the TushiesWipes brand, the Company offers natural formula wipes in Tubs, Refills and Travelpacks. The wipes contain Aloe Vera, are Hypo-Allergenic and Alcohol-FREE.

        TushiesBear T-Shirts - Made with 100% organic cotton.

Item 2. MANAGEMENT'S DISCUSSION cont'd

        Bibbies(R) - Patented and invented by a pediatrician, the non-toxic, absorbent and waterproof disposable bibs are sold through our usual channels.

        TenderCare(R) Disposable Diapers - Manufactured by RMED allowing us to be price and design competitive with the leading national brands. TenderCare is made without artificial chemical absorbents and is sold in major supermarkets and health product stores.

        Bumpies(R) Disposable Diapers - A mainstream diaper that is sold through major supermarkets in the Midwest and Mid-Atlantic regions at a competitive price and is available in regular, jumbo and mega-size packaging.

        Rock-A-Bye(R) Disposable Diapers - Sold internationally to distributors and retailers under branded and private labels.

        The Company currently holds patents, registrations, various trademarks and Internet domain names for its products.

        MATERIAL CHANGES IN FINANCIAL POSITION

        Total assets of the Company decreased $20,188 from $4,661,102 at December 31, 1998 to $4,640,914 at June 30, 1999.

        During the six month period ended June 30, 1999, net working capital increased by $488,679 primarily due to an increase in inventory and decreases in the bank line of credit, and accrued liabilities.

        Total liabilities at June 30, 1999 were $152,450 compared to $156,218 at December 31, 1998.

        Total stockholders' equity increased $361,949 during the six-month period ended June 30, 1999. The increase was primarily a result of increased earnings.

Item 2. MANAGEMENT'S DISCUSSION cont'd

        MATERIAL CHANGES IN RESULTS OF OPERATIONS

        Net sales for the quarter ended June 30, 1999 were $3,939,670 compared to $5,135,295 for the quarter ended June 30, 1998, a decrease of $1,195,625 due to the Company's commitment to pursue more profitable sales.

        Gross profit increased to $1,787,807 in the quarter ended June 30, 1999 compared to $1,779,330 in the quarter ended June 30, 1998, due to decreased material costs and the Company's increased commitment to profitability.

        Operating expenses for the quarter period ended June 30, 1999 were $1,655,774 compared to $1,700,553 for the quarter ended June 30, 1998, a decrease of $44,779.

        Net income for the quarter ended June 30, 1999 was $86,992 compared to $20,483 for the quarter ended June 30, 1998, an increase of $66,509, due to the above mentioned factors.

        Liquidity and Capital Resources

        At June 30, 1999 the Company had working capital ($1,884,688) consisting of $2,261,002 in current assets and $4,145,690 in current liabilities.

        As of June 30, 1999 the Company's long term debt is $152,450 consisting of a mortgage payable on the Delta, Colorado facility ($135,851), and capital leases ($16,599).

        Year 2000 Issues

        The Eau Claire, WI facility is fully Y2K compliant. The Delta, CO facility will be compliant within the next 120 days.

        Except for historical matters contained herein, the matters discussed are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements may reflect numerous assumptions, especially sales and product mix, and involve risks and uncertainties which may affect RMED International, Inc.'s business and prospects and cause actual results to differ materially from these forward-looking statements.

Part II. Other Information

        Items 1-5.      Not applicable.

        Item 6.         Exhibits and reports on Form 8-K.

In the three months ended June 30, 1999 a report on Form 8-K dated June 10, 1999, was filed by the Company with the Securities and Exchange Commission. In the period ended July 31, 1999 three reports on Form 8-K dated July 6, 1999, July 8, 1999 and July 26, 1999 were filed by the Company with the Securities and Exchange Commission. The Form 8-K's were to report a change in certifying accountant.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        RMED International, Inc.

Date:  August 13, 1999


                                                        /s/Brenda Schenk
                                                        ----------------
                                                        Brenda Schenk
                                                        President & Principal
                                                        Financial Officer