Form 10QSB
period 1999-09-30
RMED INTERNATIONAL INC
filed 1999-11-15
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (715) 831-0280
                                 --------------
                        (Registrant's Telephone Number)

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

                         X Yes                    __No

There were 9,022,942 shares of the Registrant stock $.01 par value common stock outstanding as of September 30, 1999.

                            RMED International, Inc.

                         Condensed Financial Statements


                                Table of Contents



                                                                            PAGE


PART I.    Item 1.

           Condensed Balance Sheets as of September 30, 1999 and            F-1
           December 31, 1998

           Condensed Statements of Operations for the three and             F-2
           nine month periods ended September 30, 1999 and 1998

           Condensed Statements of Cash Flows for the three and             F-3
           nine month periods ended September 30, 1999 and 1998

           Notes to Condensed Financial Statements                          F-4


           Item 2.

           Management's Discussion and Analysis of Financial Condition        5
           and Results of Operations

PART II.   Other Information                                                  7

Signatures                                                                    8

                                              RMED International, Inc.
                                              Condensed Balance Sheets
                                                   (Unaudited)

                                                                 September 30,             December 31,
                                                                     1999                     1998
                                                                ----------------       ----------------
                              ASSETS
CURRENT ASSETS
        Cash                                                       $        --              $   120,504
        Accounts receivable, less allowance for doubtful
             accounts of $32,000 and $29,000                         1,388,304                  832,898
        Notes receivable, current maturities                             5,520                   25,180
        Inventory                                                    1,482,803                  979,770
        Prepaid and other                                              100,030                  192,340
                                                                   -----------              -----------

                   Total current assets                              2,976,657                2,150,692

 PROPERTY AND EQUIPMENT
        Land and building                                              245,000                  245,000
        Furniture and office equipment                                 118,707                  105,116
        Machinery and equipment                                      2,077,377                2,712,186
                                                                   -----------              -----------
                                                                     2,441,084                3,062,302
        Less accumulated depreciation                                  203,235                  642,779
                                                                   -----------              -----------
                                                                     2,237,849                2,419,523

 LONG-TERM ASSETS
        Notes receivable, less current maturities                       43,906                   47,034
        Other                                                           43,442                   43,853
                                                                   -----------              -----------

                                                                   $ 5,301,854              $ 4,661,102
                                                                   ===========              ===========

        LIABILITIES AND STOCKHOLDERS'
                 EQUITY (DEFICIT)

 CURRENT LIABILITIES
        Current maturities of long-term obligations                $   352,905              $    12,230
        Bank line of credit                                          1,241,175                3,052,000
        Note payable to director                                       250,000                   71,860
        Accounts payable                                             1,164,359                1,212,689
        Accrued liabilities                                            146,988                  303,594
                                                                   -----------              -----------
                Total current liabilities                            3,155,427                4,652,373

 LONG-TERM OBLIGATIONS, less current maturities                      1,770,722                  156,218
 NOTE PAYABLE TO DIRECTOR                                              250,000                       --

 STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $.01 par value; 50,000,000 shares
             authorized; 9,322,942 and 9,195,958 shares
             issued and outstanding                                     93,230                   91,960
        Contributed capital                                          7,876,537                7,534,712
        Accumulated deficit                                         (7,544,062)              (7,774,161)
                                                                   -----------              -----------

                                                                       425,705                 (147,489)

        Treasury stock, at cost, 300,000 shares                        300,000                       --
                                                                   -----------              -----------

        Total stockholders' equity (deficit)                           125,705                 (147,489)
                                                                   -----------              -----------

                                                                   $ 5,301,854              $ 4,661,102
                                                                   ===========              ===========

        See accompanying notes.

                              RMED International, Inc.
                         Condensed Statements of Operations
                                    (Unaudited)

                                                     Three Months Ended                            Nine Months Ended
                                            ----------------------------------------    ------------------------------------------
                                            September 30, 1999    September 30, 1998     September 30, 1999     September 30, 1998
                                            ------------------    ------------------    -------------------   --------------------
SALES                                          $  3,692,032         $  4,920,766             $ 11,533,408         $ 14,200,632

COST OF GOODS SOLD                                2,309,387            3,192,135                6,655,614            8,996,310
                                               ------------         ------------             ------------         ------------

       GROSS PROFIT                               1,382,645            1,728,631                4,877,794            5,204,322

OPERATING EXPENSES
       General and Administrative                   346,948              409,919                  946,634            1,084,297
       Sales and Marketing                        1,096,477            1,263,739                3,563,963            4,502,393
                                               ------------         ------------             ------------         ------------
                                                  1,443,425            1,673,658                4,510,597            5,586,690
                                               ------------         ------------             ------------         ------------

       OPERATING INCOME (LOSS)                      (60,780)              54,973                  367,197             (382,368)

OTHER INCOME (EXPENSE)
       Interest income                                6,468                7,890                   16,785               23,894
       Interest expense                             (79,449)             (69,061)                (200,459)            (221,558)
       Gain on sale of assets                        29,464                8,890                   29,464               15,202
       Other                                        (15,053)              15,613                   17,112               29,209
                                               ------------         ------------             ------------         ------------

                                                    (58,570)             (36,668)                (137,098)            (153,253)
                                               ------------         ------------             ------------         ------------

NET INCOME (LOSS) BEFORE                           (119,350)              18,305                  230,099             (535,621)
       INCOME TAXES
PROVISION FOR INCOME TAXES                               --                   --                       --                   --
                                               ------------         ------------             ------------         ------------

NET INCOME (LOSS)                              $   (119,350)        $     18,305             $    230,099         $   (535,621)
                                               ============         ============             ============         ============

BASIC EARNINGS (LOSS) PER SHARE                $      (0.01)        $       0.00             $       0.02         $      (0.06)
                                               ============         ============             ============         ============

DILUTED EARNINGS (LOSS) PER SHARE              $      (0.01)        $       0.00             $       0.02         $      (0.06)
                                               ============         ============             ============         ============

WEIGHTED AVERAGE SHARES - BASIC                   9,293,877            9,195,958                9,240,172            9,184,328
                                               ============         ============             ============         ============

WEIGHTED AVERAGE SHARES - DILUTED                 9,293,877           10,458,286               10,370,090            9,184,328
                                               ============         ============             ============         ============


       See accompanying notes.

                                                       RMED International, Inc.
                                                  Condensed Statement of Cash Flows
                                                            (Unaudited)

                                                                           Three Months Ended                Nine Months Ended
                                                                      ------------------------------    ----------------------------
                                                                        September 30,  September 30,    September 30,  September 30,
                                                                            1999            1998           1999            1998
                                                                      ------------------------------    ----------------------------
Cash flows from operating activities
       Net income (loss)                                                $  (119,350)    $    18,305     $   230,099     $  (535,621)
       Adjustments to reconcile net income (loss) to cash
          flows from operating activities
               Depreciation and amortization                                 78,509          72,153         220,503         215,748
               Other                                                         (9,876)           --            (9,876)          3,950
       Changes in assets and liabilities
                Accounts receivable                                        (636,835)        (66,966)       (555,406)       (100,479)
                Inventory                                                   (93,868)       (184,519)       (503,033)         89,109
                Prepaid and other                                             4,399          (2,181)         92,310         117,593
                Accounts payable and accrued liabilities                   (203,333)        669,740        (204,936)        592,931
                                                                        -----------     -----------     -----------     -----------
                     Cash flows provided by (used in)
                            operating activities                           (980,354)        506,532        (730,339)        383,231

Cash flows from investing activities
       Purchase of equipment                                                   --            (1,353)        (13,591)         (9,068)
       Payments received on notes receivable                                  1,207          13,015          22,788          26,039
       Decrease in other assets                                                  69          16,322             388          74,624
                                                                        -----------     -----------     -----------     -----------

       Cash flows from investing activities                                   1,276          27,984           9,585          91,595

Cash flows from financiang activities
       Loans from directors                                                    --              --           500,000         102,000
       Increase (decrease) in bank overdraft                                 86,175        (165,924)         86,175        (115,807)
       Proceeds from exercise of stock options                               30,595            --            43,095            --
       Borrowings (payments) on bank line-of-credit, net                 (1,080,000)       (275,000)     (1,897,000)       (304,000)
       Proceeds on sale of property, plant, and equipment                 2,000,000            --         2,000,000            --
       Payments on loans from officer                                       (11,926)        (96,052)        (59,934)       (217,929)
       Increases to (payments on) capital leases                            (53,325)         (2,024)       (554,993)         (5,344)
       Payments on mortgage note                                             (3,235)           (762)         (5,167)         (2,161)
                                                                        -----------     -----------     -----------     -----------

       Cash flows provided by (used in) financing activities                968,284        (539,762)        112,176        (543,241)
                                                                        -----------     -----------     -----------     -----------

Net decrease in cash                                                        (10,794)         (5,246)       (608,578)        (68,415)

       Cash, Beginning of period                                             10,794         116,378         120,504         179,547
                                                                        -----------     -----------     -----------     -----------

       Cash, End of period                                              $      --       $   111,132     $  (488,074)    $   111,132
                                                                        ===========     ===========     ===========     ===========

Supplemental disclosure of cash flow information
       Cash paid for interest                                           $    79,449     $    69,061     $   200,459     $   221,558
                                                                        ===========     ===========     ===========     ===========

Non Cash Activity:

      During July 1999, the company entered into a capital lease for the sale-lease back of equipment totaling $2,015,339.

      During September 1999, the Company received $300,000 shares of its common stock for post merger adjustments. These shares are held as treasury shares.

See accompanying notes.

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                      Nine Months Ended September 30, 1999
                                   (Unaudited)

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

Note B - Earnings (Loss) Per Share
Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed by increasing the weighted average shares by contingently issuable shares and for stock options, when diluted.

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

Note D - Treasury Stock
As a result of post-merger adjustments to the purchase price related to the merger of Jettar, Ltd. with RMED International, Inc., the former shareholders of Jettar, Ltd. returned 300,000 shares to RMED on September 22, 1999. The returned shares are recorded as treasury shares.

Note E - Reclassifications
Certain amounts have been reclassified to conform to the September 30, 1999 financial statement presentation.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           RMED  International,   Inc.  (the  "Company",  "RMED")  manufactures,
           markets and sells disposable baby diapers and related products under its own branded labels and private branded labels.

           On November 23, 1998, the Company acquired Jettar, Ltd. ("Jettar"), a privately held diaper manufacturing and distributing company located in Eau Claire, WI. As a result of the acquisition, RMED has the capability of manufacturing its own baby diaper products in addition to manufacturing private label diapers. Various RMED products are manufactured by outside private label manufacturers pursuant to Company specifications.

           As of July 1999, consumers are purchasing Tushies(R) Baby Products through our new and exciting website WWW.TUSHIES.COM.

           MATERIAL CHANGES IN FINANCIAL POSITION

           Total assets of the Company increased $640,752 from $4,661,102 at December 31, 1998 to $5,301,854 at September 30, 1999.

           During the nine month period ended September 30, 1999, net working capital increased by $2,322,911 primarily due to increases in Accounts Receivable and inventory and decreases in the bank line of credit, and accrued liabilities.

           Total liabilities at September 30, 1999 were $5,176,149 compared to $4,808,591 at December 31, 1998. The increase was primarily due to the capital lease from the sale leaseback of the diaper machine.

           Total stockholders' equity increased $273,194 during the nine-month period ended September 30, 1999. The increase was primarily a result of increased earnings.

           MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Net sales for the quarter ended September 30, 1999 were $3,692,032 compared to $4,920,766 for the quarter ended September 30, 1998, a decrease of $1,228,734 due to the Company's commitment to pursue more profitable sales.

           Gross profit as a percentage of sales increased from 35.1% for the quarter ended September 30, 1998 to 37.4% in the quarter ended
           September 30, 1999, due to decreased promotional activity by the Company.

           Operating  expenses for the quarter  period ended  September 30, 1999
           were  $1,443,425   compared  to  $1,673,658  for  the  quarter  ended
           September 30, 1998, a decrease of $230,233.

Item 2.    MANAGEMENT'S DISCUSSION cont'd

           Net loss for the quarter ended September 30, 1999 was ($119,350) and net income for the nine month period ended September 30, 1999 was $230,099 as compared to a net income of $18,305 for the quarter ended September 30, 1998, and a net loss of ($535,621) for the nine month period ended September 30, 1998.

           Liquidity and Capital Resources

           At September 30, 1999 the Company had working capital ($178,770) consisting of $2,976,657 in current assets and $3,155,427 in current liabilities.

           As of September 30, 1999 the Company's long term debt is $2,820,722 consisting of a mortgage payable on the Delta, Colorado facility ($134,864), and capital leases ($1,635,858), and a note payable to director ($250,000). The Company has the ability through its line of credit and other available resources to fund its current operations.

           Year 2000 Issues

           The Company believes the Eau Claire, WI facility is fully Y2K compliant and the Delta, CO facility will be compliant by the end of 1999. The potential effect of the year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. Notwithstanding the Company's efforts described above, if complications should arise from Y2K modifications already in place by the Company or compliance efforts by entities with whom the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

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

Part II.   Other Information

           Items 1-5.      Not applicable.

           Item 6.         Exhibits and reports on Form 8-K.
                           (a) Exhibits
                                Exhibit 11 - Statement regarding computation of per share earnings.
                                Exhibit 27 - Financial Data Schedule

                           (b) Reports on form 8-K
                                In the three months ended September 30, 1999 three reports on Form 8-K dated July 6, 1999, July 8, 1999 and July 26, 1999 were filed by the Company with the Securities and Exchange Commission. The Form 8-K's were to report a change in certifying accountant.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        RMED International, Inc.

Date: November 12, 1999



                                                        /s/Brenda Schenk
                                                        ----------------
                                                        Brenda Schenk
                                                        President & Principal
                                                        Financial Officer

                            RMED International, Inc.
                                   Exhibit 11

       The following represents the computation of per share earnings reflecting the assumption that the granted shares under the option plan will be exercised.


                                                                   Three Months Ended                    Nine Months Ended
                                                            ----------------------------------   ----------------------------------
                                                            September 30,      September 30,     September 30,      September 30,
                                                                 1999               1998              1999               1998
                                                            ----------------------------------   ----------------------------------
       Net income (loss)                                          $ (119,350)       $    18,305       $   230,099       $  (535,621)
                                                                  ==========        ===========       ===========       ===========

       Weighted average common shares outstanding                  9,293,877          9,195,958         9,240,172         9,184,328

       Common share equivalents relating to stock options               --            1,262,328         1,129,918              --
                                                                  ----------        -----------       -----------       -----------

       Adjusted common and common equivalent shares
                for computation                                    9,293,877         10,458,286        10,370,090         9,184,328
                                                                  ==========        ===========       ===========       ===========

       Net earnings (loss) per share:
                Basic                                             $    (0.01)       $      0.00       $      0.02       $     (0.06)
                                                                  ==========        ===========       ===========       ===========
                Diluted                                           $    (0.01)       $      0.00       $      0.02       $     (0.06)
                                                                  ==========        ===========       ===========       ===========