Form 10KSB
period 1999-12-31
RMED INTERNATIONAL INC
filed 2000-03-29
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                  ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                           Commission File No. 0-14696

                            RMED International, Inc.
                            ------------------------
             (Exact Name of Registrant and Specified in its Charter)

               Colorado                               84-0898302
              ----------                              ----------
   (State of Incorporation)              (I.R.S. Employer Identification Number)

                             3925 North Hastings Way
                              Eau Claire, WI 54703
                          (Address of Principal Office)

                                 (715) 831-0280
                         (Registrant's Telephone Number)

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

                                   X Yes __No

There were 9,977,142 shares of the Registrant stock $.01 par value common stock outstanding as of March 23, 2000.

                            RMED International, Inc.

                                Table of Contents
                                                                      PAGE

PART I    Item 1.Business                                                     3

          Item 2.Properties                                                   4

          Item 3.Legal Proceedings                                            4

          Item 4.Submission of Matters to a Vote of Security Holders          5

PART II
          Item 5.Market for the Registrant's Common Equity                    5
                 And Related Stockholder Matters

          Item 6.Management's Discussion and Analysis of                      5
                 Financial Condition and Results of Operations

          Item 7.Financial Statements                                         8

          Item 8.Changes in and Disagreements With Accountants                9
                 on Accountingand Financial Disclosure
Part III
          Item 9.Directors and Executive Officers of the Registrant           9

          Item 10.Executive Compensation                                     11

          Item 11.Security Ownership of Certain Beneficial Owners            11
                  and Management

          Item 12.Certain Relationships and Related Party Transactions       12

Part IV
          Item 13.Exhibits and Reports on Form 8-K                           13

Signatures                                                                   14

Item 1 BUSINESS

      General

      RMED International, Inc. (the "Company" or "RMED"), was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of manufacturing, marketing, distributing and selling disposable baby diapers and related products under its own branded labels and private branded labels.

      Business Strategy

      On November 23, 1998, the Company acquired Jettar, Ltd. ("Jettar"), a privately held diaper manufacturing and distributing company located in Eau Claire, Wisconsin. As a result of the acquisition, RMED now manufactures its own baby diaper products in addition to manufacturing private label diapers. Various RMED products are manufactured by outside private label manufacturers pursuant to Company specifications.

      The acquired facility contains approximately 80,000 square feet and is used as a central distribution point for all RMED products. RMED has its own testing lab in which they can pursue their goal of improving absorbency with natural materials. The Company's diaper machine produces up to 400 disposable diapers per minute and cost approximately $2.0 million.

      An automatic packaging machine will be in place April, 2000. The Company will invest more than $2.5 million for a second production line to be used to manufacture disposable baby diapers. The line will be in service in July 2000.

      The Company is marketing its products internationally through health product stores, mainstream supermarkets, mail order, catalogues, the Internet at tushies.com, ecomall.com, mothernature.com, drugstore.com, diapers4less.com and our representative in the UK greenbabyco.com and in an ongoing direct marketing partnership with Earth's Best Baby Food, a division of Hain Food Group. Earth's Best Baby Food is the largest certified organic baby food manufacturer in the United States.

      Product Description

      The Company currently distributes the following products:

      Tushies(R)-This alternative disposable diaper features patented natural blend cotton absorbency, cloth-like backsheet and is available in four sizes.

      TushiesWipes-Under the TushiesWipes brand, the Company offers natural formula wipes in tubs, refills and travelpacks. The wipes contain Aloe Vera, are hypo-allergenic and alcohol-free.

Item 1. BUSINESS cont'd.

      TushiesBear T-Shirt-This T-Shirt is made with 100% organic cotton.

      Bibbies(R)-Invented and patented by a pediatrician, these bibs are non-toxic, absorbent, waterproof and disposable.

      The Company currently manufactures and sells the following products:

      TenderCare(R) Disposable Diapers-These diapers are manufactured by RMED allowing the Company to be price and design competitive with the leading national brands. TenderCare is made without artificial chemical absorbents and is sold in major supermarkets and health product stores.

      Bumpies(R) Disposable Diapers-Theses mainstream diapers are sold through major supermarkets in the Midwest and Mid-Atlantic regions at a competitive price in regular, jumbo, and mega-size packaging.

      Rock-A-Bye(R) Disposable Diapers-These diapers are sold internationally to distributors and retailers under branded and private labels.

      Patents, Trademarks and Registrations

      The Company currently holds patents in cotton blend and flushable disposable diapers, holds various trademarks and owns over 100 Internet domain names for its products and related baby businesses.

      Employees

      As of December 31, 1999, the Company had 52 full and part-time employees.

Item 2. PROPERTIES

      The principal office of the Company is leased and located at 3925 North Hastings Way, Eau Claire, Wisconsin, 574703.

      The 10,000 square foot Delta, Colorado facility is owned by the Company, and is on two and one-half acres in an industrial park. At this location the Company maintains its mail order and phone operations and warehouses its products for west coast distribution.

Item 3. LEGAL PROCEEDINGS

      The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

      The Company's common stock is traded on the "Electronic Bulletin Board System" (OTC-BB) with the symbol TUSH.

      The following table shows the high and low sales prices for each quarter within the last two fiscal years.

                          Qtr 1              Qtr 2               Qtr 3                Qtr 4
                    1999     1998        1999     1998       1999     1998        1999     1998
                    ----     ----        ----     ----       ----     ----        ----     ----
        High      $2.000    $1.125      $1.312   $2.500    $1.563   $2.688      $1.000    $2.063
        Low       $1.313    $0.480      $0.980   $0.625    $0.770   $0.938      $0.500    $1.188

      As of December 31, 1999, there were 966 holders of record of the Company's common stock.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Material Changes in Financial Position

      Total assets of the Company increased $2,344,342 from $5,003,029 at December 31, 1998 to $7,347,371 at December 31, 1999, an increase of 46%, primarily due to increases in accounts receivable, inventory and prepaid expenses.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS cont'd.

      During the year ended December 31,1999, net working capital increased by $1,511,615 or 60% primarily due to increases in accounts receivable, inventory and prepaid expenses and decreases in the bank line of credit. Inventory and receivables increased and the line of credit decreased due to additional funding received from the sale lease-back of the Company's diaper machine. Prepaid expenses increased due to a deposit for the new diaper line.

      Total liabilities at December 31, 1999 were $7,387,105 compared to $5,150,518 at December 31, 1998, an increase of 43%. The increase was primarily due to the capital lease from the sale lease-back of the diaper machine.

      Total stockholders' equity increased $107,755 or 73% during the year ended December 31, 1999. The increase was primarily a result of the exercise of stock options offset by the effect of the net loss.

      Material Changes in Results of Operations

      Net sales for the year ended December 31, 1999 were $15,620,052 compared to $17,599,885 for the year ended December 31, 1998, a decrease of $1,979,833 or 11%. Although there was a decrease in sales dollars, the company's unit volume remained constant as a result of the sales mix moving from branded label sales with a higher selling price to private label sales with a lower selling price due to fewer related selling expenses.

      Gross margin decreased $690,253 or 10% from $6,923,225 in 1998 to $6,232,972 in 1999. The decrease was primarily the result of the sales mix moving from high margin branded label sales to private label sales with a smaller gross margin, but fewer selling expenses.

      Operating expenses for the fiscal period ended December 31, 1999 were $6,180,810 compared to $7,340,473 for the year ended December 31, 1998, a decrease of $1,159,663 or 16%. The decrease was primarily due to a reduction in promotional activities.

      Net loss for the year ended December 31, 1999 was ($145,567) as compared to a net loss of ($614,405) for the year ended December 31, 1998, a decrease in loss of 76% primarily due to the Company's increased commitment to profitability and change in focus from branded label to private label business.

      Liquidity and Capital Resources

      At December 31, 1999 the Company had working capital ($988,442) consisting of $4,710,479 in current assets and $5,698,921 in current liabilities.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS cont'd.

      As of December 31, 1999 the Company's long-term obligation is $2,542,084 consisting of a mortgage payable on the Delta, Colorado facility ($137,758), capital leases ($1,904,326) and notes payable to shareholders/directors ($500,000). The Company has the ability through its line of credit and other available resources to fund its current operations.

      The Company has a line of credit agreement expiring in 2001 with available funds of the lesser of $5,000,000 or a defined borrowing base consisting of eligible receivables and inventory with interest at the bank's prime rate plus 3.0% on the first $500,000, the bank's prime rate plus 1.5% for borrowings above $500,000 and prime plus 5.0% on any special accommodation of up to $200,000. The terms of this agreement require the Company to meet certain financial covenants, including a minimum book net worth and minimum net earnings. The Company was in compliance or obtained waivers for its non-compliance with the covenants as of December 31, 1999. As part of these waivers, the interest rates charged are the bank's prime rate plus 4.5% on all borrowings up to $500,000, the prime rate plus 3.0% on all borrowings over $500,000 and prime plus 6.5% on any special accommodation. The Company must meet certain covenants by June 30, 2000 or the Company will be subject to its full default rates retroactive to January 1, 2000. The default rate is prime plus 6.0% on borrowings up to $500,000, prime plus 4.5% on all borrowings greater than $500,000 and prime plus 8.0% on any special accommodation.

      In July 2000 the Company plans to purchase a new diaper machine for approximately $2,500,000 through a capital lease. During 1999, the Company paid $550,000 as a deposit for this machine.

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

Item 7. FINANCIAL STATEMENTS

      Financial statements are included on the following pages numbered F-1 through F-25.

                            FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                            RMED INTERNATIONAL, INC.

                           December 31, 1999 and 1998

                                                              CONTENTS



                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS  -
   GRANT THORNTON LLP.................................................... F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS  -
   OATLEY BYSTROM & HANSEN............................................... F-3

FINANCIAL STATEMENTS

   BALANCE SHEETS........................................................ F-4

   STATEMENTS OF OPERATIONS.............................................. F-6

   STATEMENTS OF CASH FLOWS.............................................. F-7

   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)............... F-9

   NOTES TO FINANCIAL STATEMENTS........................................ F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
RMED International, Inc.

            We have audited the accompanying balance sheet of RMED International, Inc. as of December 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMED International, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                         /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 22, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
RMED International, Inc.

            We have audited the accompanying balance sheet of RMED International, Inc. (a Colorado corporation) as of December 31, 1998, and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMED International, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                    /s/ OATLEY BYSTROM & HANSEN




Oatley Bystrom & Hansen
Greenwood Village, Colorado
March 17, 1999

The accompanying notes are an integral part of these statements.

                                                                F-6 RMED
                                                      International, Inc.

                                                           BALANCE SHEETS

                                                            December 31,




                ASSETS                                               1999                  1998
                                                                    ------                ------
CURRENT ASSETS
   Cash                                                          $ 442,394             $ 120,504
   Marketable securities                                            32,715                    -
   Accounts receivable, less allowance for doubtful
      accounts and discounts of $25,000 and $29,000
      in 1999 and 1998                                           1,574,715             1,174,825
   Inventory                                                     1,814,339               979,770
   Deposits on equipment                                           550,000                    -
   Prepaids and other                                              296,316               217,520
                                                                  --------              --------

                Total current assets                             4,710,479             2,492,619



PROPERTY AND EQUIPMENT
   Land and building                                               245,000               245,000
   Furniture and office equipment                                  126,535               105,116
   Machinery and equipment                                       2,166,083             2,712,186
                                                                 ---------             ---------
                                                                 2,537,618             3,062,302
   Less accumulated depreciation                                   352,161               642,779
                                                                  --------              --------
                                                                 2,185,457             2,419,523


OTHER ASSETS
   Patents, net of accumulated amortization                        318,373                 3,603
   Other                                                           133,062                87,284
                                                                  --------               -------
                                                                   451,435                90,887
                                                                  --------               -------

                                                                $7,347,371            $5,003,029
                                                                 =========             =========

                LIABILITIES AND STOCK-

                   HOLDERS' EQUITY (DEFICIT)                         1999                  1998
                                                                    ------                ------
CURRENT LIABILITIES
   Note payable to bank                                        $ 1,847,904           $ 3,052,000
   Current maturities of long-term obligations                     853,900                82,466
   Accounts payable                                              1,971,338             1,212,689
   Customer deposits                                               500,000                    -
   Accrued liabilities                                             525,779               645,521
                                                                  --------              --------

                Total current liabilities                        5,698,921             4,992,676

LONG-TERM OBLIGATIONS, less current maturities                   1,688,184               157,842

COMMITMENTS AND CONTINGENCIES                                           -                     -

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.10 par value; 2,500,000 shares
      authorized; none issued                                           -                     -
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 10,022,942 and 9,195,958 shares
      issued and 9,609,442 and 9,195,958 shares
      outstanding at December 31, 1999 and 1998                     96,094                91,960
   Additional paid-in capital                                    7,702,900             7,534,712
   Common stock to be issued, 450,000 shares                       315,000                    -
   Accumulated deficit                                          (7,919,728)           (7,774,161)
                                                                ----------            ----------
                                                                   194,266              (147,489)

   Less notes receivable from stockholders                         234,000                    -
                                                                  --------                   ---
                                                                   (39,734)             (147,489)
                                                                  --------             ---------

                                                               $ 7,347,371           $ 5,003,029
                                                                ==========            ==========

                            RMED International, Inc.

                            STATEMENTS OF OPERATIONS

                            Years ended December 31,

                                                                   1999                  1998
                                                                  ------                ------
Sales                                                        $15,620,052           $17,599,885

Cost of goods sold                                             9,387,080            10,676,660
                                                              ----------            ----------

                Gross profit                                   6,232,972             6,923,225

Operating expenses
   Sales and marketing                                         4,829,704             5,985,933
   General and administrative                                  1,351,106             1,354,540
                                                              ----------            ----------
                                                               6,180,810             7,340,473
                                                              ----------            ----------

                Operating income (loss)                           52,162              (417,248)
                                                                 -------             ---------

Other income (expense)
   Interest expense                                             (303,918)             (284,251)
   Interest income                                                24,522                30,493
   Other                                                          81,667                56,602
                                                                 -------               -------
                                                                (197,729)             (197,156)
                                                               ---------             ---------

                NET LOSS                                      $ (145,567)           $ (614,404)
                                                               =========             =========

Net loss per share - basic and diluted                           $ (0.02)              $ (0.07)
                                                                  ======                ======

Weighted average common shares outstanding -
   basic and diluted                                           9,217,241             9,194,465
                                                              ==========            ==========

                            RMED International, Inc.

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                     1999                  1998
                                                                    ------                ------
Cash flows from operating activities:
   Net loss                                                     $ (145,567)            $(614,404)
   Adjustments to reconcile net loss to net
     cash flows from operating activities:
       Depreciation and amortization                               370,085               290,016
       Amortization of deferred compensation                            -                 96,684
       Stock issued for services                                        -                 14,649
       Gain on sale of assets                                      (25,216)                   -
       Changes in current assets and liabilities:
         Accounts receivable                                      (399,890)             (254,623)
         Inventory                                                (834,569)               32,355
         Prepaid and other                                        (647,427)               85,518
         Accounts payable                                          758,649               119,490
         Accrued liabilities                                       324,008               473,335
                                                                  --------              --------

                Net cash provided by (used in)
                   operating activities                           (599,927)              243,020

Cash flows from investing activities:
   Purchases of equipment                                         (110,803)              (42,445)
   Payments received on notes receivable                            23,228                36,496
   Purchase of trading securities                                  (32,715)                   -
   Increase in other assets                                          6,105                22,408
                                                                    ------               -------
                Net cash provided by (used in)
                   investing activities                           (114,185)               16,459

                                      RMED

                               International, Inc.

                      STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,

                                                                         1999                  1998
                                                                        ------                ------
Cash flows from financing activities:
   Borrowings (payments) on note payable to bank, net              $(1,204,096)            $ 104,000
   Decrease in bank overdraft                                               -               (286,236)
   Proceeds from notes payable issued to directors                     500,000                42,500
   Payments on note payable to President                               (71,860)             (157,430)
   Proceeds from long-term obligations                               2,015,339                    -
   Payments on long-term obligations                                  (141,703)              (10,656)
   Proceeds from exercise of stock options                              43,095                    -
   Acquisition of stock                                                     -                (10,700)
   Purchase of stock                                                  (137,488)                   -
   Sale of stock                                                        32,715                    -
                                                                       -------                   ---
                Net cash provided by (used in)
                   financing activities                              1,036,002              (318,522)
                                                                    ----------              --------
                NET INCREASE (DECREASE)
                   IN CASH                                             321,890               (59,043)

Cash at beginning of year                                              120,504               179,547
                                                                      --------              --------
Cash at end of year                                                  $ 442,394             $ 120,504
                                                                      ========              ========
Supplemental cash flow information and noncash investing
 and financing activities:
     Interest paid                                                   $ 298,000             $ 284,000
     Common stock to be issued for patent                              315,000                    -
     Notes received for common stock issued on
        exercise of options                                            234,000                    -
     Stock issued for legal services                                        -                 14,649
     Payable to Chairman and Vice President of Operations
        due in stock to be issued as compensation for
        personal guarantee of debt                                      56,250                    -
     Receipt of stock as settlement related to merger                  300,000                    -

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                            Years ended December 31,



                                         Common stock               Contributed     Common stock to be issued
                                     ---------------------------                    -------------------------
                                     Shares             Amount      capital         Shares            Amount
                                     ---------         --------     -----------     ---------        --------

January 1, 1998                      9,200,185          $92,002      $7,530,721           -    $          -

   Stock issued for services            25,000              250          14,399           -               -

   Acquisition of stock for cash       (29,227)            (292)        (10,408)          -               -

   Net loss                                -                -                -            -               -
                                     ---------       ----------     ------------    ---------    ------------

December 31, 1998                    9,195,958           91,960       7,534,712           -               -

   Exercise of stock options           826,984            8,269         268,826           -               -

   Purchase of stock                  (157,500)          (1,575)       (135,913)          -               -

   Sale of stock                        44,000              440          32,275           -               -

   Receipt of shares from merger
     settlement                       (300,000)          (3,000)          3,000           -               -

   Stock to be issued for patent           -                -               -         450,000         315,000

   Net loss                                -                -                -            -               -
                                     ---------       ----------     ------------    ---------   -------------

December 31, 1999                    9,609,442          $96,094      $7,702,900       450,000        $315,000
                                     =========           ======       =========       =======         =======


                                                              Notes
                                                           receivable
                                        Accumulated           from
                                         deficit           stockholders        Total
                                      -------------       ------------       --------

January 1, 1998                       $(7,159,757)        $     -           $ 462,966

   Stock issued for services                  -                 -              14,649

   Acquisition of stock for cash              -                 -             (10,700)

   Net loss                              (614,404)              -            (614,404)
                                      -----------         ---------          --------

December 31, 1998                      (7,774,161)              -            (147,489)

   Exercise of stock options                  -             234,000            43,095

   Purchase of stock                          -                 -            (137,488)

   Sale of stock                              -                 -              32,715

   Receipt of shares from merger
     settlement                               -                 -                 -

   Stock to be issued for patent              -                 -             315,000

   Net loss                              (145,567)              -            (145,567)
                                      -----------         ---------          --------

December 31, 1999                     $(7,919,728)        $(234,000)       $  (39,734)
                                       ==========          ========         =========

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

Nature of Business

RMED International, Inc. (the "Company" or "RMED"), manufactures disposable baby diapers for private label distributors and its Bumpies(R) and Rock-A-Bye (R) brands as well as markets and distributes its Tushies(R) brand disposable diapers and related products. The Company's private brand diapers are marketed through independent commissioned brokers and sold to retail grocery chains in the Midwest and Mid-Atlantic regions of the United States. The Company also sells a small portion (less than 5%) of its diapers internationally.

Merger with Jettar, Inc.

Effective November 23, 1998, the Company merged with Jettar, Inc. ("Jettar"), a privately held diaper manufacturing and distributing company located in Eau Claire, Wisconsin, by issuing 2.8 million shares of its common stock in exchange for all the outstanding common stock of Jettar based on a conversion ratio of approximately 292.275574 shares of RMED common stock for each share of Jettar common stock. In addition, Jettar stockholders received options to purchase a total of 801,924 shares of RMED common stock for two years at $1 per share. As a result of the merger, the separate existence of Jettar ceased. The merger qualifies as a tax-free reorganization and has been accounted for as a "pooling of interests." Under this method of accounting, the previously issued financial statements of RMED have been restated to include the assets, liabilities, stockholders' equity and results of operations of Jettar for all periods presented. All share and per share amounts related to the merger are also reflected for all periods presented. The Company incurred professional fees of approximately $106,900 directly related to the merger.

Activity previously reported by the separate companies for 1998 and the combined amounts presented in the 1998 financial statements are summarized below.

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE A  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES - Continued

                                                         1998
     Sales                                               ----
       Jettar                                        $15,789,601
       RMED                                            2,322,939
       Eliminating entries                              (512,655)
                                                       ---------

                                                     $17,599,885

     Net loss
       Jettar                                         $ (455,207)
       RMED                                             (156,319)
       Eliminating entries                                (2,878)
                                                         -------

                                                      $ (614,404)

Summary of Significant Account Policies

Revenue Recognition and Concentrations of Credit Risk

Sales are recognized when products are shipped. Sales included in the statement of operations are presented net of allowances for sales returns, and promotional and trade discounts. Sales of wholesale product are generally unsecured and subject to credit limits that typically provide a two percent trade discount. Home delivery sales require payment prior to shipment.

Marketable Securities

The Company's investments consist of equity securities and are classified as trading which requires the securities to be reported at fair value, with unrealized gains and losses reported as income. At December 31, 1999, cost approximated market value for these securities.

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE A  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES  -  Continued

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value. Inventories consist of the following at December 31:

                                                 1999                  1998
                                                ------                ------

     Raw materials                          $1,087,933              $387,200
     Finished goods                            726,406               592,570
                                              --------               -------

                                            $1,814,339              $979,770
                                             =========               =======

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from five years for furniture and office equipment, 10 years for machinery and equipment to 39 years for buildings. Property under capital leases is depreciated using the straight-line method over the term of the lease.

Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized.

Patents

Patents are recorded at cost and amortized over the life of the patent of 17 years.

Advertising and Slotting Costs

Production costs of advertising (including the cost of coupons) are expensed when the initial advertising takes place. All other advertising and promotional costs are expensed when incurred. Advertising and coupon costs, which are included in sales and marketing expenses were $3,467,361 and $4,273,439 for 1999 and 1998. Slotting fees paid to retailers for shelf space are expensed upon the initial shipment to the retailer. Slotting fees were $244,494 and $445,669 in 1999 and 1998.

NOTE A  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES  -  Continued

Stock Based Compensation

The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option.

Net Loss Per Common Share

The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For each of the years ended December 31, 1998 and 1999, the Company incurred net losses and therefore basic and diluted per share amounts are the same. Common stock equivalent shares consist of stock options (using the treasury stock method). Common stock equivalents as of December 31, 1999 and 1998 included 920,067 and 812,616 shares related to stock options which were excluded from the computation of diluted loss per share because they were antidilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Investments

Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

NOTE A  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES  -  Continued

Reclassifications

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation.


NOTE B  -  NOTE PAYABLE TO BANK

The Company entered into a new line of credit agreement expiring in December 2001. The agreement automatically renews for successive one year periods unless the Company provides 30 days notice to cancel or demand is made by the lender. Total funds available under the line of credit is the lesser of $5,000,000 or a defined borrowing base consisting of eligible receivables and inventory. The agreement requires monthly interest payments at the bank's prime rate plus 3.0% (effective rate of 11.5% at December 31, 1999) for the first $500,000 and the bank's prime rate plus 1.5% for borrowings above $500,000 (effective rate of 10% at December 31, 1999). The lender may also make a special accommodation of up to $200,000 requiring monthly principal payments of $16,667 plus interest at the bank's prime rate plus 5.0% (effective rate of 13.5% at December 31, 1999) with a final payment of unpaid principal due on December 1, 2000. The line is collateralized by substantially all the business assets, is personally guaranteed by the Vice President of Operations of the Company, and has priority over notes payable to shareholders/directors (note C). The Company's outstanding line of credit balance at December 31, 1999 was $1,847,904. The terms of this agreement require the Company to meet certain financial covenants, including a minimum book net worth and minimum net earnings. The Company was in compliance with or obtained waivers for its non-compliance with the covenants as of December 31, 1999. As part of these waivers, the interest rates charged are the bank's prime rate plus 4.5% on all borrowings up to $500,000, the prime rate plus 3% on all borrowings over $500,000, and prime plus 6.5% on any special accommodation. The Company must meet certain covenants by June 30, 2000 or the Company will be subject to its full default rates retroactive to January 1, 2000. The default rate is prime plus 6% on borrowings up to $500,000, prime plus 4.5% on all borrowings greater than $500,000, and prime plus 8% on any special accommodation.

The Company's previous line of credit agreement required monthly interest payments of 1/2% to 3/4% above the bank's prime rate (effective rate of 8-1/2% as of December 31, 1998). The Company's outstanding balance as of December 31, 1998 was $3,052,000.

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE C -  LONG-TERM OBLIGATIONS

   Long-term debt and notes payable consist of the following:

                                                                                            December 31,
                                                                                    ----------------------------
                                                                                     1999                  1998
                                                                                    ------                ------
     Mortgage note payable, due January 17, 2001, payable in monthly installments of $1,409 including interest at the bank's base rate
       (effective rate of 8.5% and 8.75% at December 31, 1999 and 1998), secured by land and building, guaranteed
       by President                                                              $ 137,758              $141,510

     Notes payable to shareholders/directors, interest at 7.5%,
       unsecured, subordinate to line-of-credit                                    500,000                     -

     Note payable to President, due on demand, accrues
       interest at 7%, paid in 1999                                                      -                71,860

     Capital lease obligations (see note G)                                      1,904,326                26,938
                                                                                 ---------               -------
                                                                                 2,542,084               240,308
     Less current maturities                                                       853,900                82,466
                                                                                  --------               -------

                                                                                $1,688,184              $157,842
                                                                                 =========               =======

Future maturities of long-term obligations including capital leases are as follows:

                Year ended December 31:
                             2000                             $ 853,900
                             2001                               519,463
                             2002                               419,158
                             2003                               459,569
                             2004                               289,994
                                                               --------

                                                             $2,542,084

NOTE D  -  INCOME TAXES

The Company has not recorded an income tax provision for 1999 or 1998 due to the Company's inability to carryback losses.

The tax effects of temporary differences giving rise to deferred income taxes consisted of the following:

                                                                                           December 31,
                                                                                --------------------------------
                                                                                     1999                  1998
                                                                                    ------                ------
     Deferred tax liabilities:
       Property and equipment                                                    $ (40,300)           $ (197,500)
     Deferred tax assets:
       Allowance for accounts receivable                                            10,000                11,800
       Accrued vacation                                                             16,000                10,000
       Net operating loss carryforwards                                          1,399,100             1,514,500
                                                                                ----------            ----------
                                                                                 1,384,800             1,338,800
     Valuation allowance                                                        (1,384,800)           (1,338,800)
                                                                                ----------            ----------

                                                                                $        -            $        -
                                                                                ==========            ==========

The Company's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to income before taxes as a result of the following:

                                                        December 31,
                                                 --------------------------
                                                  1999                1998
                                                 ------              ------

     Federal statutory rate                     (34.0)%               (34.0)%
     Change in valuation allowance               31.5                  38.1
     Other                                        2.5                  (4.1)
                                                 ----                 -----

                                                    -%                    -%
                                                 ====                 =====

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE D  -  INCOME TAXES  -  Continued

Deferred tax liabilities and deferred tax assets reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $3,500,000 at December 31, 1999, which begin to expire in 2005. These NOL's are subject to annual utilization limitations due to prior ownership charges.

NOTE E - RELATED PARTY TRANSACTIONS

A 50% patent interest in the Company's Tushies disposable diaper owned by the President was converted into 450,000 shares of common stock of the Company on December 30, 1999. The stock has been recorded as stock to be issued on the balance sheet as the stock certificates were not issued by the transfer agent as of December 31, 1999.

During 1999, the Company had sales of $38,079 to a company which is owned by a relative of an officer. Accounts receivable to this company were $25,078 at December 31, 1999.

The Company also had sales in 1999 of $36,437 to a company which is owned by a director of the Company.

In 1998, the Company paid a related company $26,894 for operating supplies, administrative and accounting services. A director of the Company is a major stockholder of the related company. Another officer was paid $30,007 in 1998 for legal services.

NOTE F  -  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE F  -  COMMITMENTS AND CONTINGENCIES  -  Continued

Royalty Agreements

The Company has an agreement with a national diaper manufacturer which requires payment of royalties to the manufacturer of three percent of net sales of certain disposable diapers effective August 13, 1998 for the term of the patents. Royalty expense related to this agreement was $207,499 and $54,688 for the years ended December 31, 1999 and 1998.

The Company has an agreement which grants the Company a non-exclusive license to manufacture and sell patented diapers for a royalty through July 3, 2007. The royalty rate is .11% of applicable sales in 1998 and .10% thereafter. The Company may terminate the agreement upon six months written notice. In 1999 and 1998, royalty expense pursuant to this agreement was $22,385 and $12,523.

Capital Leases

The Company leases equipment under capital leases. During 1999, the Company sold its diaper machine to a financing company and entered into a sale-leaseback transaction which was accounted for as a capital lease. This lease is personally guaranteed by the Chairman and Vice President of Operations. Property and equipment includes the following amounts under capital leases at December 31:

                                                         1999           1998
                                                        ------         ------

     Machinery and equipment                        $2,057,946        $42,607
     Less accumulated amortization                     227,089         17,043
                                                      --------         ------

                                                    $1,830,857        $25,564
                                                     =========         ======

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE F  -  COMMITMENTS AND CONTINGENCIES  -  Continued

Future minimum lease payments for these leases are as follows:

      Year ending December 31,
                   2000                                         $ 524,227
                   2001                                           523,428
                   2002                                           517,036
                   2003                                           513,840
                   2004                                           299,740
                                                                 --------

      Total payments                                            2,378,271
      Less amount representing interest (10%)                     473,945
                                                                 --------

      Present value of future minimum lease payments           $1,904,326
                                                                =========

Operating Leases

The Company leases its manufacturing, warehouse, and office facility in Eau Claire, Wisconsin pursuant to a non-cancelable operating lease agreement. The annual base rent of $187,920 is subject to increases in inflation and the Company is responsible for principally all operating expenses. The agreement provides the Company options to renew the lease for two successive five-year terms. Rent for this lease was $187,920 for both 1999 and 1998.

Minimum remaining rental commitments are as follows:

      Year ending December 31,
                   2000                               $187,920
                   2001                                187,920
                                                       -------

                                                      $375,840

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE F  -  COMMITMENTS AND CONTINGENCIES  -  Continued

Manufacturing Contract

In October 1999, the Company entered into a contract to manufacture diapers for another company. As part of this agreement the Company will manufacture and deliver a minimum of seven million diapers and a maximum of ten million diapers per month and shall maintain a minimum inventory of two million diapers. This agreement will remain in force for one year and renew automatically for successive terms of six months unless either party gives notice of termination at least 90 days prior to the expiration of the initial term or any extension term.

Other Commitments

During 1999, the Company paid $550,000 as a deposit on a second diaper machine. A payment of $1,635,948 will be due prior to shipment of the machine and $181,772 due within 90 days of shipment or start-up, whichever comes first.


NOTE G - STOCKHOLDERS' EQUITY

Pursuant to the terms of a settlement agreement to settle all disputes and differences related to the Company's merger with Jettar on November 23, 1998, the Company received 300,000 shares of its stock which were returned in September 1999.

During 1998, the Company issued 25,000 shares of common stock to an attorney for legal services with an estimated value of $14,649.

During 1997, Jettar hired a chief executive officer that acquired 29,227 shares for $25,000 with funds paid to him pursuant to an employment agreement. The officer was terminated during 1998, and the 29,227 shares previously issued were repurchased and canceled by the Company for $10,700.

In 1996, Jettar issued 222,129 shares to two officers for future services, which were to vest annually over a three-year period beginning December 31, 1997. The estimated cost of the deferred compensation, $190,000, was recorded in 1996 and amortized to expense over the vesting period. As a result of the November 23, 1998 merger of RMED and Jettar, the shares became fully vested and the remaining deferred compensation was recognized. Compensation expense recorded for the shares was $96,684 in 1998.

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE G  -  STOCKHOLDERS' EQUITY  -  Continued

Incentive Stock Options

The Company has an incentive stock option plan (the "Plan") for key employees of the Company, reserving 250,000 shares of common stock. The options are to be granted to employees as determined by a committee administering the Plan. The exercise price of options granted under the Plan cannot be less than the fair market value of the common stock on the date of grant. As of December 31, 1999, no options have been granted.

Stock Appreciation Rights

The Plan also authorizes Stock Appreciation Rights to be granted, in connection with incentive stock options, which would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon the exercise date in paid-up stock of the Company or in cash, depending upon the Company's determination. It is not presently intended that Stock Appreciation Rights will be granted with options under the Plan. As of December 31, 1999, no rights have been granted.

Non-Qualified Options

A summary of the Company's stock option activity, and related information through December 31, 1999 is as follows:

                                                             Weighted average
                                                   Shares     exercise price
                                                  --------   ----------------

 Outstanding as of December 31, 1997               836,984        $ .34
    Granted                                        801,924         1.00
                                                  --------

 Outstanding as of December 31, 1998             1,638,908          .66
    Exercised                                     (826,984)         .34
                                                 ---------

 Outstanding as of December 31, 1999               811,924        $ .99
                                                  ========         ====

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE G - STOCKHOLDERS' EQUITY - Continued

                                                                               December 31,
                                                                      ------------------------------
                                                                         1999                  1998
                                                                       -------             ---------

     Options exercisable at end of year                                811,924             1,638,908
                                                                       =======             =========

     Weighted-average fair value of options granted
        during the year                                                $    -               $   1.09
                                                                       ======               ========

The following table summarizes information concerning options outstanding and exercisable as of December 31, 1999:

                                                                  Outstanding           Exercisable
                                                                      options               options
                                                                     ---------             ---------

     Number of options                                                 811,924               811,924
     Weighted average remaining contractual
        life, in years                                                     .89                   .89
     Weighted average exercise price ($.38 - $1.00)                       $.99                  $.99

The market value of the Company's common stock approximated the options' exercise price on the date of grant.

Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1998: risk free interest rates of 4.5%; no dividend yield, volatility factor of the expected market price of the Company's common stock of 113%; and a weighted-average expected life of the options of 24 months. As there were no option grants in 1999 no assumptions have been provided for 1999.

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE G - STOCKHOLDERS' EQUITY - Continued

The Company's pro forma net loss and net loss per common share were as follows:

                                                                    1998
                                                                  --------
     Net loss - as reported                                       $614,404
     Net loss - pro forma                                          692,121

     Loss per common share basic and diluted - as reported          $0.07
     Loss per common share basic and diluted - pro forma            $0.08

For the year ended December 31, 1999 there was no significant effect of applying the fair value method on net loss or loss per share as no options were granted or vested in the current year.

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE H - NOTES RECEVABLE FROM STOCKHOLDERS

In November 1999, the Company's Chairman and President exercised their options to purchase 300,000 and 400,000 shares of common stock in exchange for notes receivable of $114,000 and $120,000. Both notes bear interest at 7% and are due in November 2002.

NOTE I - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company did not make matching contributions in 1999 or 1998.

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE J - CONCENTRATIONS

Customers

The following customers each accounted for more than 10% of net sales for the years ending December 31:

                                               1999                  1998
                                              ------                ------

     Customer A                           $2,795,173            $3,655,603
     Customer B                            1,685,710             1,811,930

Accounts receivable from these customers were $468,820 and $463,921 at December 31, 1999 and 1998.

Suppliers

The following suppliers each accounted for more than 10% of purchases for the years ending December 31:

                                             1999                  1998
                                            ------                ------

     Supplier A                         $1,386,257            $1,557,002
     Supplier B                          1,191,820             1,324,943
     Supplier C                          1,047,707                    -

Accounts payable to these suppliers were $712,265 and $297,535 at December 31, 1999 and 1998.

                            RMED International, Inc.

                           December 31, 1999 and 1998

NOTE K - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000 as amended by SFAS 137. SFAS 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The Statement also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specifies detailed criteria required to qualify for hedge accounting. The adoption of this standard is not expected to have a material effect on the financial statements of the Company.

NOTE L - FOURTH QUARTER ADJUSTMENT

In the fourth quarter of 1999 the Company included an adjustment of approximately $150,000 for advertising billbacks which should have been included in the first quarter of 1999.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      We dismissed our independent auditors, Oatley Bystrom & Hansen effective as of June 10, 1999, and retained the accounting firm of Grant Thornton LLP to audit our financial statements for the year ended December 31, 1999. This change in accountants was approved by the board of directors. There were no disagreements with the former accountants on accounting or financial disclosure issues, and the former accountants' audit option for the past two years did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

Part III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names and ages of the directors and officers of the Registrant and their positions and offices presently held are as follows:

      Name                     Age        Position and Period of Service

      Edward Reiss             61         Director, Chairman of the Board
                                            and Co-CEO

      Brenda Schenk            56         Director, President and Co-CEO

      Todd L. Nelson           41         Vice President Operations

      Thomas A. Biebel         59         Director

      John O. Harry            53         Director

      George Reinbacher        72         Director

      No family relationships exist between any Executive Officer or Director.

      Background of Listed Directors and Executive Officers
      -----------------------------------------------------

      EDWARD REISS has been a Director, Chairman of the Board and Officer of the Company since April 1988 and Vice President and Secretary since 1990. Mr. Reiss directs the Company's marketing activities and has served as Co-CEO since January 1999. Mr. Reiss is the owner and President of an injection molding plastics company.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT cont'd.

      BRENDA SCHENK has been a Director of the Company since October 1990 and served as President and CEO since September 1990 and Co-CEO since January 1999. Ms. Schenk is the President and owner of Brandy Enterprises, Ltd., an equipment leasing company. Ms. Schenk is co-owner and Vice President of Mr. Reiss's injection molding plastics company.

      TODD L. NELSON, Vice President Operations of the Company since January 1999, was Manufacturing Supervisor at Pope & Talbot from 1977-1992, General Manager at Universal Converter from 1992-1995 and Vice President & General Manager of Jettar, Ltd. from 1996-1998.

      THOMAS A. BIEBEL, a Director of the Company since January 1999, has been the majority owner, President and CEO of Belson Company, a distributor of paper packaging and industrial products, since 1987. Mr. Biebel was Chairman and President of the Wisconsin Film and Bag Company from 1988 to 1993 and served as Chairman of the Board of Jettar, Ltd. from 1997 until 1998.

      JOHN O. HARRY, a Director of the Company since January 1999, has been majority owner, Chairman of the Board, President and CEO of Corrosion Technologies, Inc. since 1988.

      GEORGE REINBACHER, a Director of the Company since January 1999, was Vice President and General Manager of the Absorbent Products Division of Pope & Talbot, until his retirement in 1991. Mr. Reinbacher serves on the board of Spectrum Industries, manufacturers of office furniture.

Item 10.  EXECUTIVE COMPENSATION

        The following table sets forth information concerning the cash compensation during the last two years of the Company to each of the Company's executive officers.

          Name and                        Annual        Other
        Principal Position         Year   Salary    Compensation
        ------------------         ----   -------   ------------

        Edward Reiss               1999   $85,981     $37,000
        Director, Chairman
        of the Board               1998   $68,000     $31,700
        & Co-CEO                   1997   $60,000     $27,600

        Brenda Schenk              1999   $94,073     $25,000
        Director, President        1998   $87,500       -
        & Co-CEO                   1997   $75,000       -

        Todd L. Nelson             1999   $89,163     $25,000
        Vice President Operations  1998   $92,140       -
                                   1997   $83,062       -

        All Executive Officers     1999  $356,217
        As a Group                 1998  $279,340
                                   1997  $245,662

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Principal Shareholders

      The following table sets forth information with respect to those persons who owned beneficially, more than 5% of the $.01 par value common stock of the Company as of December 31, 1999, as reflected in the stock transfer records of the Company, copies of filings on schedule 13-D or 13-G, and otherwise to the Company's knowledge.

      Name and Address (1) of          Amount of                    Percent of
      Beneficial Owner                 Beneficial Ownership (2)     Common (7)
      -----------------------          ------------------------     ----------

      Edward Reiss                     837,109 (3)                  8%

      Brenda Schenk                    2,650,221 (4)                27%

      Thomas A. Biebel                 1,289,340 (5)                13%

      John O. Harry                    964,764 (6)                  10%

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (1)   The addresses of all individuals are    c/o RMED International, Inc.
                                                    3925 N. Hastings Way
                                                    Eau Claire, WI 54703

      (2) Unless otherwise indicated, (i) all shares listed are outstanding and (ii) beneficial owners listed have sole voting and investment power with respect to such shares.

      (3)   Includes 3,792 shares held in trust for Mr. Reiss's daughter, Ilana.

      (4) Includes 337,500 shares owned by Brandy Enterprises, Ltd., a corporation wholly owned by Ms. Schenk.

      (5) Includes 305,535 shares reserved for issuance upon exercise of options to purchase common stock of the Company held by Mr. Biebel, which are presently exercisable.

      (6) Includes 192,529 shares reserved for issuance upon exercise of options to purchase common stock of the Company held by Mr. Harry, which are presently exercisable.

      (7) Percentage is computed as if all shares listed in column (2) for the beneficial owners were outstanding.

Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      In November 1999, the Company's Chairman and President exercised their options to purchase 300,000 and 400,000 shares of common stock in exchange for notes receivable of $114,000 and $120,000.

      A 50% patent interest owned by the President in the Company's Tushies disposable diaper was sold to the Company for 450,000 shares of common stock of the Company on December 30,1999.

Part IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

      In the year ended December 31, 1999 three Form 8-K's dated June 10, 1999, July 6, 1999 and July 8, 1999, reporting a change in certifying accountant were filed by the Company with the Securities Exchange Commission.

      Form 8-K dated July 26, 1999, reporting the Company's $2,000,000 sale leaseback transaction was filed with the Securities Exchange Commission.

      Form 8-K dated October 8, 1999, reporting a stock transaction generated by post-merger adjustments, was filed with the Securities Exchange Commission and is attached herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RMED International, Inc.

Date:  March 29, 2000

                                                  By /s/ Brenda Schenk
                                                    -------------------
                                                  President and Co-CEO
                                                  (Principal Financial and
                                                  Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000 by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Edward Reiss                                     03/29/00
------------------------------                       --------------------------
Edward Reiss, Chairman                               Date
of the Board and Co-CEO
(Principal Executive Officer)

/s/Brenda Schenk                                     03/29/00
------------------------------                       --------------------------
Brenda Schenk                                        Date
President and Co-CEO (Principal
Financial and Accounting Officer)

/s/George Reinbacher                                 03/29/00
------------------------------                       --------------------------
George Reinbacher
Director                                             Date