Form 10QSB
period 2000-03-31
RMED INTERNATIONAL INC
filed 2000-05-15
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             |X| Yes     |_| No

There were 9,975,642 shares of the Registrant stock $.01 par value common stock outstanding as of March 31, 2000.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.  Item 1.

         Condensed Balance Sheets as of March 31, 2000 and                   F-1
         December 31, 1999

         Condensed Statements of Earnings for the three months               F-2
         ended March 31, 2000 and 1999

         Condensed Statements of Cash Flows for the three months             F-3
         ended March 31, 2000 and 1999

         Notes to Condensed Financial Statements                             F-4

         Item 2.

         Management's Discussion and Analysis of Financial Condition           5
         and Results of Operations

PART II. Other Information                                                     7

         Signatures                                                            8

                            RMED International, Inc.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                    March 31,       December 31,
                                                      2000             1999
                                                   -----------      ------------

                      ASSETS

CURRENT ASSETS
  Cash                                             $      --        $   442,394
  Marketable securities                                   --             32,715
  Accounts receivable, less allowance
     for doubtful accounts of $14,500
     and $25,000                                     2,666,057        1,574,715
  Inventory                                          1,647,330        1,814,339
  Deposits on equipment                                550,000          550,000
  Prepaids and other                                   365,054          296,316
                                                   -----------      -----------
             Total current assets                    5,228,441        4,710,479

PROPERTY AND EQUIPMENT
  Land and building                                    245,000          245,000
  Furniture and office equipment                       127,505          126,535
  Machinery and equipment                            2,217,723        2,166,083
                                                   -----------      -----------
                                                     2,590,228        2,537,618
  Less accumulated depreciation                        465,405          352,161
                                                   -----------      -----------
                                                     2,124,823        2,185,457

OTHER ASSETS                                           430,172          451,435
                                                   -----------      -----------

                                                   $ 7,783,436      $ 7,347,371
                                                   ===========      ===========

     LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)

CURRENT LIABILITIES
  Note payable to bank                             $ 1,738,169      $ 1,847,904
  Current maturities of long-term
     obligations                                       494,886          853,900
  Accounts payable                                   2,663,876        1,971,338
  Customer deposits                                    500,000          500,000
  Accrued liabilities                                  407,557          525,779
                                                   -----------      -----------
             Total current liabilities               5,804,488        5,698,921

LONG-TERM OBLIGATIONS, less current
  maturities                                         1,962,113        1,688,184

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value;
     50,000,000 shares authorized;
     10,492,922 and 10,042,922 shares
     issued and 9,975,642 and
     9,609,422 outstanding                              99,756           96,094
  Common stock to be issued,
     450,000 shares                                       --            315,000
  Additional paid-in capital                         7,963,061        7,702,900
  Accumulated deficit                               (7,811,982)      (7,919,728)
                                                   -----------      -----------

                                                       250,835          194,266

  Less notes receivable from
     stockholders                                      234,000          234,000
                                                   -----------      -----------

                                                        16,835          (39,734)
                                                   -----------      -----------

                                                   $ 7,783,436      $ 7,347,371
                                                   ===========      ===========

The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                        Condensed Statements of Earnings
                                   (Unaudited)

                                                      Three Months Ended
                                               ---------------------------------
                                               March 31, 2000     March 31, 1999
                                               --------------     --------------

SALES                                           $  4,486,369       $  3,901,706

COST OF GOODS SOLD                                 3,287,106          2,194,364
                                                ------------       ------------

  GROSS PROFIT                                     1,199,263          1,707,342

OPERATING EXPENSES
  Sales and Marketing                                539,459          1,125,723
  General and Administrative                         428,366            285,675
                                                ------------       ------------
                                                     967,825          1,411,398

  OPERATING INCOME                                   231,438            295,944

OTHER INCOME (EXPENSE)
  Interest income                                      3,621              6,467
  Interest expense                                  (129,752)           (59,189)
  Gain on sale of assets                                --               19,235
  Other                                                2,439               --
                                                ------------       ------------

                                                    (123,692)           (33,487)
                                                ------------       ------------

NET EARNINGS BEFORE INCOME TAXES                     107,746            262,457

PROVISION FOR INCOME TAXES                              --                 --
                                                ------------       ------------

NET EARNINGS                                    $    107,746       $    262,457
                                                ============       ============

BASIC EARNINGS PER SHARE                        $       0.01       $       0.03
                                                ============       ============

DILUTED EARNINGS PER SHARE                      $       0.01       $       0.02
                                                ============       ============

WEIGHTED AVERAGE SHARES - BASIC                    9,983,584          9,205,680
                                                ============       ============

WEIGHTED AVERAGE SHARES - DILUTED                  9,987,552         10,511,882
                                                ============       ============

The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                   ----------------------------
                                                    March 31,        March 31,
                                                      2000             1999
                                                   -----------      -----------

Cash flows from operating activities
  Net income                                       $   107,746      $   262,457
  Adjustments to reconcile net
     income to cash flows from
     operating activities
        Depreciation and amortization                  113,244           69,873
  Changes in assets and liabilities
        Accounts receivable                         (1,091,342)         (63,337)
        Inventory                                      167,009         (153,868)
        Prepaid and other                              (68,738)           7,112
        Accounts payable and
          accrued liabilities                          574,316          447,689
                                                   -----------      -----------
          Cash flows provided by
             (used in) operating
             activities                               (197,765)         569,926

Cash flows from investing activities
  Net proceeds from sale of
     Investments                                        32,715             --
  Payments received on notes
     receivable                                          4,093            9,706
  Decrease in other assets                              17,170              250
  Purchase of equipment                                (52,610)         (10,630)
                                                   -----------      -----------
     Cash flows provided by (used in)
        investing activities                             1,368             (674)

Cash flows from financiang activities
  Loans from directors                                    --            500,000
  Proceeds from exercise of stock
     options                                              --             12,500
  Purchase of stock                                    (62,946)            --
  Sale of stock                                         11,769             --
  Payments on bank line-of-credit, net                (109,735)        (989,000)
  Payments on loans from officer                          --            (54,934)
  Payments on capital leases                           (84,157)          (1,935)
  Payments on mortgage note                               (928)          (1,079)
                                                   -----------      -----------

  Cash flows used in financing
     activities                                       (245,997)        (534,448)
                                                   -----------      -----------

Net increase (decrease) in cash                       (442,394)          34,804

  Cash, Beginning of period                            442,394          120,504
                                                   -----------      -----------

  Cash, End of period                              $      --        $   155,308
                                                   ===========      ===========

Supplemental disclosure of cash flow
  information
  Cash paid for interest                           $   122,738      $    59,189

The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                        Three Months Ended March 31, 2000
                                   (Unaudited)

Note A - General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value. Inventories consist of the following:

                                             March 31,   December 31,
                                               2000         1999
                                               ----         ----

             Raw materials                  $  943,571   $1,087,933
             Finished goods                    703,759      726,406
                                            ----------   ----------
                                            $1,647,330   $1,814,339
                                            ==========   ==========

Note C - Note Payable to Bank

During the quarter ended March 31, 2000, the Company amended its credit agreement with Wells Fargo. The amendment resulted in an increase in the Company's interest rates and changes to the financial covenants. During the quarter, the Company was in default with certain covenants. The Company expects to receive a waiver for their non- compliance.

Note D - Stockholders' Equity

During the quarter ended March 31, 2000 the Company purchased and sold shares of the Company's stock. The Company accounted for these transactions using the cost method.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      RMED International, Inc. (the "Company", "RMED") manufactures, markets and sells disposable baby diapers and related products under its own and private branded labels.

      MATERIAL CHANGES IN FINANCIAL POSITION

      Total assets of the Company increased $436,065 from $7,347,371 at December 31, 1999 to $7,783,436 at March 31, 2000.

      Accounts receivable increased $1,091,342 from $1,574,715 at December 31, 1999 to $2,666,057 at March 31, 2000. The increase was primarily due to amounts due from one major customer.

      Current maturities of long term debt decreased $359,014 from $853,900 at December 31, 1999 to $494,886 at March 31, 2000. The decrease was primarily due to the reclassification of notes payable to directors from current to long term debt.

      Accounts payable increased $692,538 from $1,971,338 at December 31, 1999 to $2,663,876 at March 31, 2000. The increase was primarily due to the reduced cashflow caused by the significant increase in accounts receivable.

      MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Net sales for the quarter ended March 31, 2000 were $4,486,369 compared to $3,901,706 for the quarter ended March 31, 1999, an increase of $584,663 due to the Company's increased private label sales.

      Gross profit as a percentage of sales decreased from 43.8% for the quarter ended March 31, 1999 to 26.7% in the quarter ended March 31, 2000, due to higher emphasis on sales to private label customers versus retail customers.

      Sales and Marketing expenses for the quarter ended March 31, 2000 were $539,459 compared to $1,125,723 for the quarter ended March 31, 1999, a decrease of $586,264. The decrease was due primarily to the reduction in promotional expenses associated with retail customers such as coupons, advertising billbacks and slotting fees.

Item 2. MANAGEMENT'S DISCUSSION, cont.

      Net income for the quarter ended March 31, 2000 was $107,746 compared to $262,457 for the quarter ended March 31, 1999. An adjustment of approximately $150,000 for advertising billbacks in the fourth quarter of 1999 should have been included in the first quarter of 1999. If this adjustment had been made in the first quarter of 1999, net income would have been $112,457 or more comparable to the first quarter of 2000.

      Liquidity and Capital Resources

      At March 31, 2000 the Company had working capital of ($576,047) consisting of $5,228,441 in current assets and $5,804,488 in current liabilities.

      As of March 31, 2000 the Company's long term debt is $1,962,113 consisting of capital leases ($1,462,113) and notes payable to directors ($500,000). The Company has the ability through its line of credit and other available resources to fund its current operations through December 31, 2000.

      The Company is planning for the installation of a second diaper machine in the Eau Claire, Wisconsin facility during the second quarter of 2000. The total cost of this equipment is approximately $2,500,000. The Company is negotiating capital lease financing for this equipment acquisition. It is anticipated that the deposit on equipment of $550,000 will then be returned to the Company.

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

                  Exhibit 27 - Financial Data Schedule

                  (b) Reports on form 8-K

                        In the three months ended March 31, 2000 no reports on Form 8-K were filed by the Company with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RMED International, Inc.

Date: May 12, 2000

                                       /s/ Brenda Schenk
                                       ------------------------------
                                       Brenda Schenk
                                       President & Principal
                                       Financial Officer