Form 10QSB
period 2000-06-30
RMED INTERNATIONAL INC
filed 2000-08-14
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                              X Yes            No
                             --              --

There were 9,973,642 shares of the Registrant stock $.01 par value common stock outstanding as of June 30, 2000.

                            RMED International, Inc.

                         Condensed Financial Statements


                                Table of Contents


PART I.    Financial Information                                            PAGE

           Item 1.  Financial Statements

           Condensed Balance Sheets as of June 30, 2000 and                    1
           December 31, 1999

           Condensed Statements of Earnings for the three and                  2
           six month periods ended June 30, 2000 and 1999

           Condensed Statements of Cash Flows for the                          3
           six month periods ended June 30, 2000 and 1999

           Notes to Condensed Financial Statements                             4

           Item 2.

           Management's Discussion and Analysis or Plan of                     6
           Operation

PART II.   Other Information                                                   8

           Items 1-5.  Not applicable.

           Item 6.   Exhibits and reports on Form 8-K.
                     (a) Exhibits
                          Exhibit 11 - Statement regarding computation of per share earnings.
                          Exhibit 27 - Financial Data Schedule

                     (b) Reports on form 8-K
                          In the three months ended June 30, 2000 no reports on Form 8-K were filed by the Company with the Securities and Exchange Commission.

Signatures                                                                     9

                            RMED International, Inc.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                June 30,     December 31,
                                                                  2000           1999
                                                              -----------    -------------
                     ASSETS
CURRENT ASSETS
       Cash                                                   $        --    $   442,394
       Marketable securities                                           --         32,715
       Accounts receivable, less allowance for doubtful         1,501,635      1,574,715
            accounts of $10,000 and $25,000
       Inventory                                                1,338,998      1,814,339
       Deposits on equipment                                           --        550,000
       Prepaids and other                                         436,029        296,316
                                                              -----------    -----------
                 Total current assets                           3,276,662      4,710,479

 PROPERTY AND EQUIPMENT
       Land and building                                          252,269        245,000
       Furniture and office equipment                             147,689        126,535
       Machinery and equipment                                  5,119,500      2,166,083
                                                              -----------    -----------
                                                                5,519,458      2,537,618
       Less accumulated depreciation                              578,770        352,161
                                                              -----------    -----------
                                                                4,940,688      2,185,457

 OTHER ASSETS                                                     414,426        451,435
                                                              -----------    -----------
                                                              $ 8,631,776    $ 7,347,371
                                                              ===========    ===========
       LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIT)

 CURRENT LIABILITIES
       Note payable to bank                                   $   735,012    $ 1,847,904
       Current maturities of long-term obligations                968,696        853,900
       Accounts payable                                         1,728,143      1,971,338
       Customer deposits                                          550,000        500,000
       Accrued liabilities                                        447,864        525,779
                                                              -----------    -----------
               Total current liabilities                        4,429,715      5,698,921

 LONG-TERM OBLIGATIONS, less current maturities                 4,118,833      1,688,184

 STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, $.01 par value; 50,000,000 shares
            authorized; 10,492,922 and 10,042,922 shares
            issued and 9,973,642  and 9,609,422 outstanding        99,736         96,094
       Common stock to be issued, 450,000 shares                       --        315,000
       Additional paid-in capital                               7,961,913      7,702,900
       Accumulated deficit                                     (7,744,421)    (7,919,728)
                                                              -----------    -----------

                                                                  317,228        194,266

       Less notes receivable from stockholders                    234,000        234,000
                                                              -----------    -----------

                                                                   83,228        (39,734)
                                                              -----------    -----------

                                                              $ 8,631,776    $ 7,347,371
                                                              ===========    ===========

      The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                        Condensed Statements of Earnings
                                   (Unaudited)

                                     Three Months Ended June 30,      Six Months Ended June 30,
                                    ----------------------------    ----------------------------
                                         2000            1999            2000            1999
                                         ----            ----            ----            ----
SALES                               $  2,642,795    $  3,939,670    $  7,129,164    $  7,841,376

COST OF GOODS SOLD                     1,953,834       2,151,863       5,240,940       4,346,227
                                    ------------    ------------    ------------    ------------
      GROSS PROFIT                       688,961       1,787,807       1,888,224       3,495,149
OPERATING EXPENSES
      Sales and Marketing                629,136       1,341,763       1,168,595       2,467,486
      General and Administrative         337,301         314,011         765,667         599,686
                                    ------------    ------------    ------------    ------------
                                         966,437       1,655,774       1,934,262       3,067,172

      OPERATING INCOME                  (277,476)        132,033         (46,038)        427,977

OTHER INCOME (EXPENSE)
      Interest income                      5,417           3,850           9,038          10,317
      Interest expense                  (107,397)        (61,821)       (237,149)       (121,010)
      Other                              447,017          12,930         449,456          32,165
                                    ------------    ------------    ------------    ------------

                                         345,037         (45,041)        221,345         (78,528)
                                    ------------    ------------    ------------    ------------

NET INCOME BEFORE INCOME TAXES            67,561          86,992         175,307         349,449

PROVISION FOR INCOME TAXES                    --              --              --              --
                                    ------------    ------------    ------------    ------------

NET INCOME                          $     67,561    $     86,992    $    175,307    $    349,449
                                    ============    ============    ============    ============

BASIC EARNINGS PER SHARE            $       0.01    $       0.01    $       0.02    $       0.04
                                    ============    ============    ============    ============

DILUTED EARNINGS PER SHARE          $       0.01    $       0.01    $       0.02    $       0.03
                                    ============    ============    ============    ============

WEIGHTED AVERAGE SHARES - BASIC        9,973,884       9,220,958       9,978,734       9,213,458
                                    ============    ============    ============    ============

WEIGHTED AVERAGE SHARES - DILUTED      9,973,884      10,374,905       9,980,718      10,416,623
                                    ============    ============    ============    ============

      The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                Six Months Ended June 30,
                                                               --------------------------
                                                                   2000           1999
                                                                   ----           ----
Cash flows from operating activities
      Net income                                               $   175,307    $   349,449
      Adjustments to reconcile net income  to cash
         flows from operating activities
              Depreciation and amortization                        226,609        141,994
      Changes in assets and liabilities
               Accounts receivable                                  73,080         81,429
               Inventory                                           475,341       (409,165)
               Prepaid and other                                   410,287         87,911
               Accounts payable and accrued liabilities           (271,110)        (1,603)
                                                               -----------    -----------
                    Cash flows provided by
                           operating activities                  1,089,514        250,015
Cash flows from investing activities
      Net proceeds from sale of Investments                         32,715             --
      Payments received on notes receivable                          6,177         21,581
      Decrease in other assets                                      30,832            319
      Purchase of equipment                                       (241,046)       (13,591)
                                                               -----------    -----------
      Cash flows provided by (used in) investing activities       (171,322)         8,309

Cash flows from financiang activities
      Loans from directors                                              --        500,000
      Proceeds from exercise of stock options                           --         12,500
      Purchase of stock                                            (64,114)            --
      Sale of stock                                                 11,769             --
      Proceeds from (payments on) line-of-credit, net           (1,112,892)      (817,000)
      Payments on loans from officer                                    --        (59,934)
      Payments on capital leases                                  (170,442)        (1,668)
      Payments on notes payable                                    (24,907)        (1,932)
                                                               -----------    -----------
      Cash flows used in financing activities                   (1,360,586)      (368,034)
                                                               -----------    -----------
Net decrease in cash                                              (442,394)      (109,710)

      Cash, Beginning of period                                    442,394        120,504
                                                               -----------    -----------

      Cash, End of period                                      $        --    $    10,794
                                                               ===========    ===========
Supplemental disclosure of cash flow information and noncash investing and financing activities:
      Cash paid for interest                                   $   246,826    $   121,010

During the quarter ended June 30, 2000, the company acquired equipment under a capital lease and a note payable in the amounts of $2,420,794 and $320,000.

      The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                        Three Months Ended June 30, 2000
                                   (Unaudited)

Note A - General
The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for interim financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

Certain amounts have been reclassified to conform to the June 30, 2000 financial statement presentation.

Note B - Earnings per share
Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed by increasing the weighted average shares by contingently issuable shares and for stock options when dilutive.

Note C - Inventory
Inventory is valued at the lower of cost (first-in, first-out) or market value. Inventories consist of the following:

                                  June 30,            December 31,
                                    2000                 1999
                                    ----                 ----

Raw materials                    $  551,870           $1,087,933
Finished goods                      787,128              726,406
                                 ----------           ----------
                                 $1,338,998           $1,814,339
                                 ==========           ==========

Note D - Concentrations
For the six months ended June 30, 2000, revenues of approximately $2,242,000 were from one customer. Of this amount, $447,000 was charged to the customer for not meeting certain purchase requirements during the period and is recorded as other income. At June 30, 2000, approximately $400,000 is due the Company from this customer.

Note E  - Stock Options

On June 30, 2000 two officers of the company were each issued 200,000 stock options for personal guarantees made for the capital lease commitment on the new equipment. The exercise price of the options approximates the fair value of the Company's stock on the date of grant.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RMED International, Inc. (the "Company", "RMED") manufactures, markets and sells disposable baby diapers and related products under its own branded labels and private branded labels.

         MATERIAL CHANGES IN FINANCIAL POSITION

         Total assets of the Company increased $1,284,405 from $7,347,371 at December 31, 1999 to $8,631,776 at June 30, 2000, an increase of 17% primarily due to the acquisition of new machinery and equipment.

         During the six month period ended June 30, 2000, net working capital decreased by $164,611 or 17% primarily due to decreases in accounts receivable, inventory, and deposits on equipment.

         Total liabilities at June 30, 2000 were $8,548,548 compared to $7,387,105 at December 31, 1999. The increase was primarily due to the capital lease on the new diaper machine.

         Total stockholders' equity increased $122,962 or 309% during the six month period ended June 30, 2000.

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Net sales for the quarter ended June 30, 2000 were $2,642,795 compared to $3,939,670 for the quarter ended June 30, 1999, a decrease of $1,296,875. Although there was a decrease in sales dollars of 33%, the company's unit volume decreased only 10% as a result of the sales mix moving from branded label sales with a higher selling price to private label sales with a lower selling price due and fewer related selling expenses.

         Gross profit as a percentage of sales decreased from 45% for the quarter ended June 30, 1999 to 26% in the quarter ended June 30, 2000 due to higher emphasis on sales to private label customers versus retail customers.

         Sales and marketing expenses for the quarter period ended June 30, 2000 were $629,136 compared to $1,168,595 for the quarter ended June 30, 1999, a decrease of 46% due to reductions in promotional activities with retail customers.

         Net income for the quarter ended June 30, 2000 was $67,561 as compared to a net income of $86,992 for the quarter ended June 30, 1999.

Item 2.  MANAGEMENT'S DISCUSSION cont'd

         Liquidity and Capital Resources

         At June 30, 2000 the Company had working capital ($1,153,053) consisting of $3,276,662 in current assets and $4,429,715 in current liabilities.

         As of June 30, 2000 the Company's long term debt is $4,118,833 consisting of capital leases of $3,321,833, notes payable of $297,000, and notes payable to directors of $500,000. Management believes that its current liquidity will be sufficient to fund operations for an estimated 12 months. There can be no assurance, however, that the company will not require funds sooner than expected if operating costs are higher or revenues are lower than expected. RMED may raise additional capital in the future; however, no assurance can be given that RMED will be able to obtain additional financing if needed from any source at all or on terms favorable or acceptable to RMED.

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

                                                          Three Months Ended          Six Months Ended
                                                     -------------------------   -------------------------
                                                        June 30,      June 30,     June 30,      June 30,
                                                          2000         1999          2000          1999
                                                     -------------------------   -------------------------
Net income                                           $    67,561   $    86,992   $   175,307   $   349,449
                                                     ===========   ===========   ===========   ===========
Weighted average common shares outstanding             9,973,884     9,220,958     9,978,734     9,213,458

Common share equivalents relating to stock options            --     1,153,947         1,984     1,203,165
                                                     -----------   -----------   -----------   -----------
Adjusted common and common equivalent shares
         for computation                               9,973,884    10,374,905     9,980,718    10,416,623
                                                     ===========   ===========   ===========   ===========
Net earnings per share:
         Basic                                       $      0.01   $      0.01   $      0.02   $      0.04
                                                     ===========   ===========   ===========   ===========
         Diluted                                     $      0.01   $      0.01   $      0.02   $      0.03
                                                     ===========   ===========   ===========   ===========

         The accompanying notes are an integral part of these statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        RMED International, Inc.

Date:  August 14, 2000

                                                        /s/Brenda Schenk
                                                        Brenda Schenk
                                                        President & Principal
                                                        Financial Officer