Form 10-Q
period 2000-09-30
RMED INTERNATIONAL INC
filed 2000-11-14
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                           Commission File No. 0-14696

                            RMED International, Inc.
                            ------------------------
             (Exact Name of Registrant and Specified in its Charter)

         Colorado                                    84-0898302
         --------                                    -----------
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

                                   _X_   Yes __No

There were 9,963,642 shares of the Registrant stock $.01 par value common stock outstanding as of October 31, 2000.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents



                                                                           PAGE


PART I. Item 1.

        Condensed Balance Sheets as of September 30, 2000 and               F-1
        December 31, 1999

        Condensed Statements of Earnings for the three and                  F-2
        nine month periods ended September 30, 2000 and 1999

        Condensed Statements of Cash Flows for the three and                F-3
        nine month periods ended September 30, 2000 and 1999

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

        Items 1-5.
        Not applicable.

        Item 6.
        Exhibits and reports on Form 8-K.
            (a) Exhibits
                  Exhibit 11 - Statement regarding computation of per share earnings.
                  Exhibit 27 - Financial Data Schedule

            (b) Reports on form 8-K
                  In the three months ended September 30, 2000 no reports on Form 8-K were filed by the Company with the Securities and Exchange Commission.

Signatures                                                                   8

                            RMED International, Inc.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                             September 30,   December 31,
                                                                 2000            1999
                                                             ------------    -----------
       ASSETS

CURRENT ASSETS
       Cash                                                   $       --    $  442,394
       Marketable securities                                          --        32,715
       Accounts receivable, less allowance for doubtful          818,420     1,574,715
            accounts of $30,000 and $25,000
       Inventory                                               1,294,463     1,814,339
       Deposits on equipment                                          --       550,000
       Prepaids and other                                        429,896       296,316
                                                              ----------    ----------

                  Total current assets                         2,542,779     4,710,479

 PROPERTY AND EQUIPMENT
       Land and building                                         252,269       245,000
       Furniture and office equipment                            148,840       126,535
       Machinery and equipment                                 5,430,400     2,166,083
                                                              ----------    ----------
                                                               5,831,509     2,537,618
       Less accumulated depreciation                             686,582       352,161
                                                              ----------    ----------
                                                               5,144,927     2,185,457

 OTHER ASSETS                                                    404,911       451,435
                                                              ----------    ----------

                                                              $8,092,617    $7,347,371
                                                              ==========    ==========


       LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIT)

 CURRENT LIABILITIES
       Note payable to bank                                   $  665,731    $1,847,904
       Current maturities of long-term obligations               982,508       853,900
       Accounts payable                                        1,944,081     1,971,338
       Customer deposits                                              --       500,000
       Accrued liabilities                                       439,147       525,779
                                                              ----------    ----------
                Total current liabilities                      4,031,467     5,698,921

 LONG-TERM OBLIGATIONS, less current maturities                3,907,788     1,688,184

 STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, $.01 par value; 50,000,000 shares
            authorized; 10,492,922 and 10,042,922 shares
            issued and 9,963,642  and 9,609,422 outstanding       99,636        96,094
       Common stock to be issued, 450,000 shares                      --       315,000
       Additional paid-in capital                              7,959,143     7,702,900
       Accumulated deficit                                     7,671,417)    7,919,728)
                                                              ----------    ----------

                                                                 387,362       194,266

       Less notes receivable from stockholders                   234,000       234,000
                                                              ----------    ----------

                                                                 153,362       (39,734)
                                                              ----------    ----------

                                                              $8,092,617    $7,347,371
                                                              ==========    ==========

      The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                        --------------------------------      -------------------------------
                                             2000              1999               2000               1999
                                        ------------        ----------        ----------          -----------
SALES                                   $2,449,779          $3,692,032        $9,578,943          $11,533,408

COST OF GOODS SOLD                       1,855,107           2,309,387         7,096,047            6,655,614
                                        ----------          ----------        ----------          -----------

      GROSS PROFIT                         594,672           1,382,645         2,482,896            4,877,794

OPERATING EXPENSES
      Sales and Marketing                  465,331           1,096,477         1,633,926            3,563,963
      General and Administrative           315,797             346,948         1,081,464              946,634
                                        ----------          ----------        ----------          -----------
                                           781,128           1,443,425         2,715,390            4,510,597

      OPERATING INCOME (LOSS)             (186,456)            (60,780)         (232,494)             367,197

OTHER INCOME (EXPENSE)
      Interest income                        5,364               6,468            14,402               16,785
      Interest expense                    (126,626)            (79,449)         (363,775)            (200,459)
      Other                                380,722              14,411           830,178               46,576
                                        ----------          ----------        ----------          -----------

                                           259,460             (58,570)          480,805             (137,098)
                                        ----------          ----------        ----------          -----------

NET INCOME (LOSS) BEFORE INCOME TAXES       73,004            (119,350)          248,311              230,099

PROVISION FOR INCOME TAXES                      --                  --                --                   --
                                        ----------          ----------        ----------          -----------

NET INCOME (LOSS)                       $   73,004          $ (119,350)       $  248,311          $   230,099
                                        ==========          ==========        ==========          ===========

BASIC NET EARNINGS PER SHARE            $     0.01          $    (0.01)       $     0.02          $      0.02
                                        ==========          ==========        ==========          ===========

DILUTED NET EARNINGS PER SHARE          $     0.01          $    (0.01)       $     0.02          $      0.02
                                        ==========          ==========        ==========          ===========

WEIGHTED AVERAGE SHARES - BASIC          9,963,859           9,293,877         9,973,776            9,240,172
                                        ==========          ==========        ==========          ===========

WEIGHTED AVERAGE SHARES - DILUTED        9,963,859           9,293,877         9,975,098           10,370,090
                                        ==========          ==========        ==========          ===========

         The accompanying notes are an integral part of these statements

                                 RMED International, Inc.
                            Condensed Statements of Cash Flows
                                       (Unaudited)

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                    2000              1999
                                                               -------------------------------
Cash flows from operating activities
      Net income                                               $   248,311      $   230,099
      Adjustments to reconcile net income  to cash
         flows from operating activities
              Depreciation and amortization                        361,207          220,891
              Other                                                     --           (9,876)
              Changes in operating assets and liabilities
                    Accounts receivable                            756,295         (555,406)
                    Inventory                                      519,876         (503,033)
                    Prepaid and other                              416,420           92,310
                    Accounts payable and accrued liabilities      (613,889)         369,313
                                                               -----------      -----------
                    Cash flows provided by (used in)
                           operating activities                  1,688,220         (155,702)

Cash flows from investing activities
      Purchase of equipment                                       (553,097)         (13,591)
      Net proceeds from sale of investments                         32,715               --
      Payments received on notes receivable                         19,738           22,788
                                                               -----------      -----------


      Cash flows provided by (used in) investing activities       (500,644)           9,197

Cash flows from financing activities
      Proceeds from notes payable issued to directors                   --          500,000
      Proceeds from exercise of stock options                           --           43,095
      Repurchase of stock                                          (66,984)              --
      Sale of stock                                                 11,769               --
      Net payments on line of credit                            (1,182,173)      (1,897,000)
      Proceeds from sale and leaseback of equipment                     --        2,000,000
      Payments on loans from officer                                    --          (59,934)
      Payments on capital leases                                  (392,582)        (560,160)
                                                               -----------      -----------

      Cash flows provided by (used in) financing activities     (1,629,970)          26,001
                                                               -----------      -----------

Net decrease in cash                                              (442,394)        (120,504)

      Cash, Beginning of period                                    442,394          120,504
                                                               -----------      -----------

      Cash, End of period                                      $        --      $        --
                                                               ===========      ===========

Supplemental disclosure of cash flow information and noncash investing and financing activities:
      Cash paid for interest                                   $   428,223      $   200,459

      During June 2000, the company acquired equipment under a capital lease and a note payable in the amounts of $2,420,794 and $320,000.

      During September 1999, the company received 300,000 shares of its common stock for post merger adjustments. These shares are held as treasury shares.

      During July 1999, the company entered into a capital lease for the sale leaseback of equipment totaling $2,015,339.

      The accompanying notes are an integral part of these statements.

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note A - General
The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for interim financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

Certain amounts have been reclassified to conform to the September 30, 2000 financial statement presentation.

Note B - Inventory
Inventory is valued at the lower of cost (first-in, first-out) or market value. Inventories consist of the following:

                                                 September 30,      December 31,
                                                     2000               1999
                                                     ----               ----
Raw materials                                    $  501,499         $1,087,933
Finished goods                                      792,964            726,406
                                                 ----------         ----------
                                                 $1,294,463         $1,814,339
                                                 ==========         ==========

Note C - Concentrations
For the nine months ended September 30, 2000, revenues of approximately $2,620,000 were from one customer. Of this amount, $822,000 was charged to the customer for not meeting certain purchase requirements during the period and is recorded as other income. At September 30, 2000, approximately $26,000 is due the Company from this customer. During the quarter, this customer filed for bankruptcy, and the Company reserved for the entire amount of this customer's balance.

Note D - Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2000 and 1999 have been offset principally by a reduction in the valuation allowance for deferred taxes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      RMED International, Inc. (the "Company", "RMED") manufactures, markets and sells disposable baby diapers and related products under its own branded labels and private branded labels. The Company operates two secure websites where customers can place orders for home delivery. The addresses are www.tushies.com and www.diapers4less.com.

      MATERIAL CHANGES IN FINANCIAL POSITION

      Total assets of the Company increased $745,246 from $7,347,371 at December 31, 1999 to $8,092,617 at September 30, 2000, an increase of 10% due to the acquisition of new machinery and equipment.

      During the nine month period ended September 30, 2000, net working capital decreased by $500,246 or 51% primarily due to decreases in accounts receivable and inventory.

      Total liabilities at September 30, 2000 were $7,939,255 compared to $7,387,105 at December 31, 1999. The increase was primarily due to the addition of a capital lease obligation for a diaper machine.

      Total stockholders' equity increased $193,096 during the nine month period ended September 30, 2000 primarily due to net income and issuance of common stock, offset by the repurchase of stock.

      MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Net sales for the quarter ended September 30, 2000 were $2,449,779 compared to $3,692,032 for the quarter ended September 30, 1999, a decrease of $1,242,253. The decrease in sales dollars of 34% was primarily a result of the sales mix moving from branded label sales with a higher selling price to private label sales with a lower selling price. This change was done to reduce related selling expenses.

      Gross profit as a percentage of sales decreased from 37% for the quarter ended September 30, 1999 to 24% in the quarter ended September 30, 2000 due to higher emphasis on sales to private label customers versus retail customers.

      Sales and marketing expenses for the quarter ended September 30, 2000 were $465,331 compared to $1,096,477 for the quarter ended September 30, 1999, a decrease of 58% due to reductions in promotional activities with retail customers.

      Net income for the quarter ended September 30, 2000 was $73,004 as compared to a net loss of ($119,350) for the quarter ended September 30, 1999.

Item 2.  MANAGEMENT'S DISCUSSION cont'd

      Liquidity and Capital Resources

      At September 30, 2000, current liabilities exceeded current assets by $1,488,688 compared with $988,442 at September 30, 1999. The decrease in working capital is primarily due to a decrease in accounts receivable and inventory.

      As of September 30, 2000 the Company's long term debt is $3,907,788 consisting of capital leases of ($3,272,953), notes payable ($134,835), and notes payable to directors ($500,000). The Company believes it has the ability through its line of credit and other available resources to fund its current operations through September 30, 2001.

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


                                                  RMED International, Inc.

Date:  November 14, 2000

                                                   /s/Brenda Schenk
                                                   Brenda Schenk
                                                   President & Principal
                                                   Financial Officer