Form 10KSB
period 2000-12-31
RMED INTERNATIONAL INC
filed 2001-03-30
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                  ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The Company's revenues from continuing operations for the fiscal year ended December 31, 2000 totaled $11,865,687.

There were 9,868,642 shares of the Registrant stock $.01 par value common stock outstanding as of March 29, 2001.

                            RMED International, Inc.

                                Table of Contents

                                                                            PAGE
PART  I
           Item 1.  Description of Business                                    3

           Item 2.  Description of  Properties                                 4

           Item 3.  Legal Proceedings                                          4

           Item 4.  Submission of Matters to a Vote of Security Holders        4

PART II
           Item 5.  Market for the Registrant's Common Equity                  5
                    and Related Stockholder Matters

           Item 6.  Management's Discussion and Analysis                       5

           Item 7.  Financial Statements                                       7

           Item 8.  Changes in and Disagreements With Accountants              8
                    on Accounting and Financial Disclosure
PART III
           Item 9.  Directors and Executive Officers of the Registrant         8

           Item 10. Executive Compensation                                     9

           Item 11. Security Ownership of Certain Beneficial Owners           10
                    and Management

           Item 12. Certain Relationships and Related Party Transactions      11

           Item 13. Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                                    12

Part I

Item 1  DESCRIPTION OF BUSINESS

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

        The acquired facility contains approximately 100,000 square feet and is used as a central distribution point for all RMED products. RMED has its own testing lab in which they can pursue their goal of improving absorbency with natural materials. A second state of the art diaper machine was put into service during 2000. This machine, complete with an inline laminator and automatic packager, is capable of producing national brand equivalent diapers.

        The Company is marketing its products internationally through health product stores, mainstream supermarkets, mail order, catalogues, Tushies Baby Care Representatives at 1-800-344-6379, the Internet at tushies.com, ecomall.com, drugstore.com, diapers4less.com, webvan.com, greenbabyco.com and in an ongoing direct marketing partnership with Earth's Best Baby Food, a division of Hain Food Group. Earth's Best Baby Food is the largest certified organic baby food manufacturer in the United States.

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

Item 1. DESCRIPTION OF BUSINESS cont'd.

        The Company currently manufactures and sells the following products:

        TenderCare(R) Disposable Diapers allows the Company to be price and design competitive with the leading national brands. TenderCare is made without artificial chemical absorbents and is sold in major supermarkets and health product stores.

        Bumpies(R) Disposable Diapers are mainstream diapers that are sold through major supermarkets in the Midwest and Mid-Atlantic regions at a competitive price in regular, jumbo, and mega-size packaging.

        Rock-A-Bye(R) Disposable Diapers are sold internationally to distributors and retailers under branded and private labels.

        Patents, Trademarks and Registrations

        The Company currently holds patents in cotton blend and flushable disposable diapers, various trademarks and owns over 100 Internet domain names for its products and related baby businesses.

        Employees

        As of December 31, 2000, the Company had 56 full and part-time employees.

Item 2. DESCRIPTION OF PROPERTIES

        The principal office of the Company is leased and located at 3925 North Hastings Way, Eau Claire, Wisconsin, 54703.

        The 10,000 square foot Delta, Colorado facility is owned by the Company, and is on two and one-half acres in an industrial park. At this location the Company maintains its mail order and phone operations.

Item 3. LEGAL PROCEEDINGS

        The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

        The Company's common stock is traded on the "Electronic Bulletin Board System" (OTC-BB) with the symbol TUSH.OB.

        The following table shows the high and low sales prices for each quarter within the last two fiscal years.

                Qtr 1             Qtr 2             Qtr 3             Qtr 4
            2000     1999     2000     1999     2000     1999     2000     1999
           ------   ------   ------   ------   ------   ------   ------   ------
    High   $0.910   $2.000   $0.562   $1.312   $0.320   $1.563   $0.440   $1.000

    Low    $0.375   $1.313   $0.230   $0.980   $0.230   $0.770   $0.170   $0.500

        As of December 31, 2000, there were 974 holders of record of the Company's common stock.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

        Material Changes in Financial Position

        Total assets of the Company increased $1,505,001 from $7,347,371 at December 31, 1999 to $8,852,372 at December 31, 2000, an increase of 20%, primarily due to the increase in machinery and equipment.

        During the year ended December 31, 2000, net working capital decreased by $1,131,720 or 114% primarily due to decreases in cash, accounts receivable and deposits on equipments and increases in accounts payable, accrued liabilities and current maturities of long-term obligations. Accounts receivable decreased mainly due to the bankruptcy in 2000 of one of the Company's largest customers. Accounts payable increased as the note payable to bank decreased during 2000.

        Total liabilities at December 31, 2000 were $8,993,096 compared to $7,387,105 at December 31, 1999, an increase of 22%. The increase was primarily due to increases in accounts payable and current and long-term obligations relating to the capital lease of the new diaper machine.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS cont'd.

        Total stockholders' equity decreased $100,990 or 254% during the year ended December 31, 2000. The decrease was primarily a result of the net loss and the repurchase of common stock.

        Material Changes in Results of Operations

        Net sales for the year ended December 31, 2000 were $11,865,687 compared to $15,620,052 for the year ended December 31, 1999, a decrease of $3,754,365 or 24%. The company's unit volume, however, decreased only 17% as a result of the sales mix moving from branded label sales with a higher selling price to private label sales with a lower selling price due to fewer selling expenses such as rebates, billbacks, slotting, advertising and commissions. The volume decrease was due to a major customer failing to meet minimum order requirements as detailed in a sales agreement. This noncompliance resulted in income of approximately $947,000 and approximates the gross margin that would have been realized had the customer complied with the contract terms.

        Gross margin decreased $3,373,221 or 54% from $6,232,972 in 1999 to $2,859,751 in 2000. The decrease was primarily the result of the sales mix moving from high margin branded label sales to private label sales with a smaller gross margin, but fewer selling expenses.

        Operating expenses for the year ended December 31, 2000 were $3,438,351 compared to $6,180,810 for the year ended December 31, 1999, a decrease of $2,742,459 or 44%. The decrease was primarily due to a reduction in promotional activities.

        Net loss for the year ended December 31, 2000 was ($54,820) as compared to a net loss of ($145,567) for the year ended December 31, 1999, a gain over the previous year of 62% primarily due to the circumstances discussed above.

        Liquidity and Capital Resources

        At December 31, 2000 the Company had working capital ($2,120,162) consisting of $3,195,667 in current assets and $5,315,829 in current liabilities.

        As of December 31, 2000 the Company's long-term obligation is $4,691,896 consisting of a mortgage payable on the Delta, Colorado facility ($133,854), capital leases ($3,795,012), note payable for equipment ($263,030) and notes payable to shareholders/directors ($500,000). Management believes that cash, earnings, and borrowing capacity of the Company are adequate to meet the needs of its operations and long term credit requirements, including capital expenditures and debt maturities.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS cont'd.

        At December 31, 2000, the Company maintained a line of credit agreement with a bank that expires in December 2001. Total funds available under the line of credit is the lesser of $5,000,000 or a defined borrowing base consisting of eligible receivables and inventory. The Company is in default of certain covenants at December 31, 2000 and the lender has called the line of credit in accordance with the credit agreement. As the Company was unable to satisfy the bank's demand for payment, the borrowing base under the line will decrease on a monthly basis, and the Company will incur an increasing monthly fee until the note matures. The default interest rates were retroactively applied to January 1, 2000 and are based on the banks prime rate plus 4.5% to 8.0% (effective rates of 14.0% to 17.5%).

        The Company plans to obtain new financing from a financial institution. Management believes that the proceeds from this financing will fund its operations and debt requirements through at least December 31, 2001.

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

Item 7. FINANCIAL STATEMENTS

        Financial statements are included on the following pages numbered F-1 through F-20.

                            FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                            RMED INTERNATIONAL, INC.

                           December 31, 2000 and 1999

                                    CONTENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -
   GRANT THORNTON LLP....................................................... F-2

FINANCIAL STATEMENTS

   BALANCE SHEETS........................................................... F-3

   STATEMENTS OF OPERATIONS................................................. F-5

   STATEMENTS OF STOCKHOLDERS' DEFICIT...................................... F-6

   STATEMENTS OF CASH FLOWS................................................. F-7

   NOTES TO FINANCIAL STATEMENTS............................................ F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
RMED International, Inc.

      We have audited the accompanying balance sheets of RMED International, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMED International, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedule II of RMED International, Inc. as of and for each of the two years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

      The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note B to the financial statements, the Company does not currently have the ability to fund its operations through December 31, 2001. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 16, 2001

                            RMED International, Inc.

                                 BALANCE SHEETS

                                  December 31,

                ASSETS                                      2000         1999
                                                         ----------   ----------
CURRENT ASSETS
   Cash                                                  $   35,327   $  442,394
   Marketable securities                                         --       32,715
   Accounts receivable, less allowances of $38,000
      and $25,000 at December 31, 2000 and 1999             718,923    1,574,715
   Inventory                                              2,061,474    1,814,339
   Deposits on equipment                                         --      550,000
   Prepaids and other                                       379,943      296,316
                                                         ----------   ----------
                Total current assets                      3,195,667    4,710,479

PROPERTY AND EQUIPMENT
   Land and building                                        253,969      245,000
   Furniture and office equipment                           146,739      126,535
   Machinery and equipment                                5,693,665    2,166,083
                                                         ----------   ----------
                                                          6,094,373    2,537,618
   Less accumulated depreciation                            856,507      352,161
                                                         ----------   ----------
                                                          5,237,866    2,185,457

OTHER ASSETS
   Patents, net of accumulated amortization of
      $36,577 and $1,297 at December 31, 2000
      and 1999                                              283,093      318,373
   Other                                                    135,746      133,062
                                                         ----------   ----------
                                                            418,839      451,435
                                                         ----------   ----------
                                                         $8,852,372   $7,347,371
                                                         ==========   ==========

The accompanying notes are an integral part of these statements.

                LIABILITIES AND STOCK-
                   HOLDERS' DEFICIT                      2000           1999
                                                     -----------    -----------
CURRENT LIABILITIES
   Note payable to bank                              $   909,896    $ 1,847,904
   Current maturities of capital lease and
      long-term obligations                            1,014,629        853,900
   Accounts payable                                    2,960,456      1,971,338
   Customer deposits                                          --        500,000
   Accrued liabilities                                   430,848        525,779
                                                     -----------    -----------
                Total current liabilities              5,315,829      5,698,921

CAPITAL LEASE OBLIGATIONS, less current maturities     3,013,777      1,542,149

LONG-TERM OBLIGATIONS, less current maturities           663,490        146,035

COMMITMENTS AND CONTINGENCIES                                 --             --

STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value; 2,500,000
      shares authorized, none issued                          --             --
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 10,472,742 and 10,022,942 shares
      issued and 9,933,642 and 9,609,442 shares
      outstanding at December 31, 2000 and 1999           99,336         96,094
   Additional paid-in capital                          7,968,488      7,702,900
   Common stock to be issued, 450,000 shares                  --        315,000
   Accumulated deficit                                (7,974,548)    (7,919,728)
                                                     -----------    -----------
                                                          93,276        194,266

   Less notes receivable from stockholders               234,000        234,000
                                                     -----------    -----------
                                                        (140,724)       (39,734)
                                                     -----------    -----------
                                                     $ 8,852,372    $ 7,347,371
                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                            STATEMENTS OF OPERATIONS

                            Years ended December 31,

                                                       2000            1999
                                                   ------------    ------------
Sales                                              $ 11,865,687    $ 15,620,052

Cost of goods sold                                    9,005,936       9,387,080
                                                   ------------    ------------
                Gross profit                          2,859,751       6,232,972

Operating expenses
   Sales and marketing                                1,988,922       4,743,723
   General and administrative                         1,449,429       1,437,087
                                                   ------------    ------------
                                                      3,438,351       6,180,810
                                                   ------------    ------------

                Operating income (loss)                (578,600)         52,162
                                                   ------------    ------------
Other income (expense)
   Interest expense                                    (472,516)       (303,918)
   Interest income                                       32,343          24,522
   Noncompliance contract fees                          946,976              --
   Other                                                 16,977          81,667
                                                   ------------    ------------
                                                        523,780        (197,729)
                                                   ------------    ------------

                NET LOSS                           $    (54,820)   $   (145,567)
                                                   ============    ============

Net loss per share - basic and diluted             $      (0.01)   $      (0.02)
                                                   ============    ============
Weighted average common shares outstanding -
   basic and diluted                                  9,968,715       9,217,241
                                                   ============    ============

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                            Years ended December 31,

                                                                           Common stock                       Notes
                                        Common stock      Additional       to be issued                    receivable
                                      -----------------     paid-in     ------------------    Accumulated     from
                                      Shares     Amount     capital     Shares      Amount      deficit    stockholders     Total
                                      ------     ------     -------     ------      ------      -------    ------------     -----
Balance at January 1, 1999          9,195,958   $91,960  $7,534,712          --   $      --   $(7,774,161)  $       --   $ (147,489)

   Exercise of stock options          826,984     8,269     268,826          --          --            --     (234,000)      43,095

   Purchase of stock                 (157,500)   (1,575)   (135,913)         --          --            --           --     (137,488)

   Sale of stock                       44,000       440      32,275          --          --            --           --       32,715

   Receipt of shares from merger
     settlement                      (300,000)   (3,000)      3,000          --          --            --           --           --

   Stock to be issued for patent           --        --          --     450,000     315,000            --           --      315,000

   Net loss                                --        --          --          --          --      (145,567)          --     (145,567)
                                  -----------   -------   ---------   ---------   ---------   -----------   ----------   ----------

Balance at December 31, 1999        9,609,442    96,094   7,702,900     450,000     315,000    (7,919,728)    (234,000)     (39,734)

   Stock issued for patent            450,000     4,500     310,500    (450,000)   (315,000)           --           --           --

   Purchase of stock                 (143,500)   (1,435)    (72,004)         --          --            --           --      (73,439)

   Sale of stock                       17,700       177      11,592          --          --            --           --       11,769

   Stock options issued in
     connection with financing
                                           --        --      15,500          --          --            --           --       15,500

   Net loss                                --        --          --          --          --       (54,820)          --      (54,820)
                                  -----------   -------  ----------   ---------   ---------   -----------   ----------   ----------
Balance at December 31, 2000        9,933,642   $99,336  $7,968,488          --   $      --   $(7,974,548)  $ (234,000)  $ (140,724)
                                  ===========   =======  ==========   =========   =========   ===========   ==========   ==========

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                         2000           1999
                                                     ------------   -----------
Cash flows from operating activities:
   Net loss                                          $   (54,820)   $  (145,567)
   Adjustments to reconcile net loss to net
     cash flows provided by (used in) from
     operating activities:
       Depreciation and amortization                     559,517        370,085
       Gain on sale of assets                             (1,993)       (25,216)
       Changes in operating assets and
        liabilities:
         Accounts receivable                             855,792       (399,890)
         Inventory                                      (247,135)      (834,569)
         Prepaid and other                               468,025       (647,427)
         Accounts payable                                989,118        758,649
         Accrued liabilities                            (594,931)       324,008
                                                     -----------    -----------
            Net cash provided by (used in)
               operating activities                    1,973,573       (599,927)

Cash flows from investing activities:
   Purchases of equipment                               (823,859)      (110,803)
   Proceeds from sale of equipment                         2,800             --
   Net proceeds (purchase) of marketable
     securities                                           32,715        (32,715)
   Change in other assets                                 (1,636)        29,333
                                                     -----------    -----------
            Net cash used in investing
               activities                               (789,980)      (114,185)

Cash flows from financing activities:
   Payments on note payable to bank, net                (938,008)    (1,204,096)
   Proceeds from notes payable issued to directors            --        500,000
   Payments on note payable to President                      --        (71,860)
   Proceeds from long-term obligations                        --      2,015,339
   Payments on long-term obligations                    (590,982)      (141,703)
   Proceeds from exercise of stock options                    --         43,095
   Purchase of stock                                     (73,439)      (137,488)
   Sale of stock                                          11,769         32,715
                                                     -----------    -----------
            Net cash provided by (used in)
               financing activities                   (1,590,660)     1,036,002
                                                     -----------    -----------

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                            Years ended December 31,

                                                            2000         1999
                                                         ----------   ----------
            NET INCREASE (DECREASE)
               IN CASH                                   $ (407,067)  $  321,890

Cash at beginning of year                                   442,394      120,504
                                                         ----------   ----------

Cash at end of year                                      $   35,327   $  442,394
                                                         ==========   ==========

Supplemental disclosure of cash flow information:
     Cash paid for interest (including capitalized
        interest of $153,200 at December 31, 2000)       $  567,105   $  298,000

Supplemental disclosure of noncash investing
  and financing activities:
     Stock options issued for financing                      15,500           --
     Purchase of equipment under note payable               320,000           --
     Acquisition of equipment under capital lease         2,420,794           --
     Common stock to be issued for patent                        --      315,000
     Notes received for common stock issued on
        exercise of options                                      --      234,000
     Payable to Chairman and Vice President
        of Operations due in stock to be issued
        as compensation for personal guarantee of debt           --       56,250
     Receipt of stock as settlement related to merger            --      300,000
                                                         ==========   ==========

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

RMED International, Inc. (the "Company" or "RMED"), manufactures disposable baby diapers for private label distributors and its Bumpies(R), Rock-A-Bye(R) and TenderCare(R) brands as well as markets and distributes its Tushies(R) brand disposable diapers and related products. The Company's private brand diapers are marketed through independent commissioned brokers and sold to retail grocery chains in the Midwest and Mid-Atlantic regions of the United States, on the Internet, through health product stores and its 800 direct mail number. The Company also sells a small portion (less than 10%) of its diapers internationally.

Summary of Significant Account Policies

Revenue Recognition and Concentrations of Credit Risk

Sales are recognized when products are shipped. Sales included in the statements of operations are presented net of allowances for sales returns, and promotional and trade discounts. Sales of wholesale product are generally unsecured and subject to credit limits and ongoing credit evaluations of customers. Home delivery sales require payment prior to shipment. The Company maintains allowances for potential credit losses which, when realized, have been within management's expectations.

Marketable Securities

The Company's investments of marketable securities classified as trading securities were sold in 2000 with no significant gain or loss incurred.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value. Inventories consist of the following at December 31:

                                                    2000                 1999
                                                 ----------           ----------
Raw materials                                    $  996,907           $1,087,933
Finished goods                                    1,064,567              726,406
                                                 ----------           ----------

                                                 $2,061,474           $1,814,339
                                                 ==========           ==========

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         Continued

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 years for furniture and office equipment, 5 - 10 years for machinery and equipment, and 39 years for buildings. Equipment under capital leases is depreciated using the straight-line method over the term of the lease.

Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized.

Patent

The investment in patent consists primarily of the costs related to acquiring the patent and is amortized on a straight-line basis over the remaining life of the patent of 9 years. The carrying value of the patent is assessed periodically or when factors indicating impairment are present. Projected undiscounted cash flows are used in assessing this asset.

Advertising and Slotting Costs

Production costs of advertising (including the cost of coupons) are expensed when the initial advertising takes place. All other advertising and promotional costs are expensed when incurred. Advertising and coupon costs, which are included in sales and marketing expenses were $1,380,281 and $3,467,361 for 2000 and 1999. Slotting fees paid to retailers for shelf space are expensed upon the initial shipment to the retailer. Slotting fees were $244,494 in 1999. The Company did not incur any slotting fees in 2000.

Stock Based Compensation

The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. Pro-forma information related to the fair value based method of accounting is contained in note G.

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         Continued

Net Loss Per Common Share

The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Basic and diluted per share amounts are the same for each of the years ended December 31, 2000 and 1999, as the Company incurred net losses. At December 31, 2000 and 1999, common stock options to purchase 450,000 and 811,924 shares of stock with weighted average exercise prices of $0.27 and $0.99, were excluded from the computation of diluted loss per share because they were antidilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Investments

Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation.

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE B - ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the Company does not currently have the ability to fund its operations through December 31, 2001. Therefore, the company will need to obtain additional financing.

In view of the matter described in the preceding paragraph, recoverabilty of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to obtain additional financing to support current operations and debt requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management plans to obtain financing from a financial institution. Management believes that the proceeds from this financing will fund its operations and debt requirements through at least December 31, 2001.

NOTE C - NOTE PAYABLE TO BANK

At December 31, 2000 and 1999, the Company maintained a line of credit agreement with a bank that expires in December 2001. Total funds available under the line of credit is the lesser of $5,000,000 or a defined borrowing base consisting of eligible receivables and inventory. The Company is in default of certain covenants at December 31, 2000 and the lender has called the line of credit in accordance with the credit agreement. As the Company was unable to satisfy the bank's demand for payment, the borrowing base under the line will decrease by up to 1.5% per week beginning February 22, 2001, and the Company will incur an increasing monthly fee until the note matures. The default interest rates were retroactively applied to January 1, 2000 and are based on the bank's prime rate plus 4.5% to 8.0% (effective rates of 14.0% to 17.5% at December 31, 2000). At December 31, 1999 interest was based on the bank's prime rate plus 1.5% to 3.0% (effective rates of 10.0% to 11.5%).

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE D -  LONG-TERM OBLIGATIONS

Long-term debt and notes payable consist of the following:

                                                               December 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
Mortgage note payable, due January 17, 2001,
  payable in monthly installments of $1,409
  including interest at the bank's base rate
  (effective rate of 9.5% and 8.5% at
  December 31, 2000 and 1999), secured by land
  and building, guaranteed by President                  $  133,854   $  137,758

Notes payable to shareholders/directors, interest
  at 7.5%, unsecured, subordinate to line-of-credit         500,000      500,000

Note payable, due April 2003, payable in
  monthly installments of $11,500 including
  interest at 17.6%, secured by the equipment               263,030           --

Capital lease obligations (see note F)                    3,795,012    1,904,326
                                                         ----------   ----------
                                                          4,691,896    2,542,084
Less current maturities                                   1,014,600      853,900
                                                         ----------   ----------

                                                         $3,677,296   $1,688,184
                                                         ==========   ==========

Future maturities of long-term obligations including capital leases are as follows:

        Year ended December 31:
           2001                                               $1,014,600
           2002                                                1,485,700
           2003                                                1,011,800
           2004                                                  864,500
           2005                                                  315,296
                                                              ----------
                                                              $4,691,896
                                                              ==========

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE E - INCOME TAXES

The Company has recorded a tax benefit related to losses incurred in 2000 and 1999 which have been offset by a valuation allowance.

The tax effects of temporary differences giving rise to deferred income taxes consisted of the following:

                                                           December 31,
                                                  -----------------------------
                                                     2000               1999
                                                  -----------       -----------
Deferred tax liabilities:
  Property and equipment                          $   (95,100)      $   (40,300)
Deferred tax assets:
  Allowance for accounts receivable                    15,200            10,000
  Accrued vacation                                     24,400            16,000
  Intangible assets                                    49,000                --
  Inventory obsolescence reserve                        8,000                --
  Net operating loss carryforwards                  1,314,400         1,399,100
                                                  -----------       -----------
                                                    1,315,900         1,384,800
Valuation allowance                                (1,315,900)       (1,384,800)
                                                  -----------       -----------
                                                  $        --       $        --
                                                  ===========       ===========

The Company's income taxes differed from the expected amount computed at the federal statutory tax rate of 34.0% to income before taxes as a result of the following:

                                                              December 31,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
Federal statutory rate                                 $(18,600)       $(49,500)
Adjustment of prior year's accrual                       98,700              --
Change in valuation allowance                           (68,900)         55,200
Permanent differences                                     6,400              --
Other                                                   (17,600)         (5,700)
                                                       --------        --------
                                                       $     --        $     --
                                                       ========        ========

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE E - INCOME TAXES - Continued

A valuation allowance has been established to offset deferred tax assets due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company has net operating loss (NOL) carryforwards of approximately $3,900,000 at December 31, 2000, which expire in 2005 through 2020. These NOL's are subject to annual utilization limitations due to prior ownership charges.

NOTE F - RELATED PARTY TRANSACTIONS

A 50% patent interest in the Company's Tushies disposable diaper owned by the President was converted into 450,000 shares of common stock of the Company on December 30, 1999. The stock was issued in 2000.

NOTE G - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Royalty Agreements

The Company has an agreement with a national diaper manufacturer which requires payment of royalties to the manufacturer of three percent of net sales of certain disposable diapers effective August 13, 1998 for the term of the patent. Royalty expense related to this agreement was $35,574 and $207,499 for the years ended December 31, 2000 and 1999.

Capital Leases

During 2000, the Company obtained a second diaper machine under a capital lease. During 1999, the Company sold its original diaper machine to a financing company and entered into a sale-leaseback transaction which was accounted for as a capital lease. These leases are personally guaranteed by the Chairman and Vice President of Operations.

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Property and equipment includes the following amounts under capital leases at December 31:

                                                       2000              1999
                                                    ----------        ----------
Machinery and equipment                             $4,478,700        $2,057,900
Less accumulated amortization                          652,900           227,100
                                                    ----------        ----------

                                                    $3,825,800        $1,830,800
                                                    ==========        ==========

Future minimum lease payments for these leases are as follows:

Year ending December 31,
    2001                                                              $1,177,000
    2002                                                               1,170,600
    2003                                                               1,167,400
    2004                                                                 953,300
    2005                                                                 326,746
                                                                      ----------
Total payments                                                         4,795,046
Less amount representing interest                                      1,000,034
                                                                      ----------

Present value of future minimum lease payments                        $3,795,012
                                                                      ==========

Operating Leases

The Company leases its manufacturing, warehouse, and office facility in Eau Claire, Wisconsin pursuant to a non-cancelable operating lease agreement. The agreement provides the Company options to renew the lease for two successive five-year terms. Rent expense for this lease was $187,920 for both 2000 and 1999. The remaining rental commitment is $187,920 for the year ending December 31, 2001.

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Manufacturing Contract

In October 1999, the Company entered into a contract to manufacture diapers for another company. As part of this agreement the Company was to manufacture and deliver a minimum of seven million diapers and a maximum of ten million diapers per month and shall maintain a minimum inventory of two million diapers. The customer to this contract has filed bankruptcy and the Company received approximately $947,000 in noncompliance contract fees from this customer for failure to meet these requirements. Although the Company is owed additional amounts, the Company has not recorded the total fee due them under the contract, as the customer is in bankruptcy and payment is not assured.

NOTE H - STOCKHOLDERS' EQUITY

Pursuant to the terms of a settlement agreement related to the Company's merger with Jettar on November 23, 1998, the Company received 300,000 shares of its stock which were returned in September 1999.

Incentive Stock Options

The Company has an incentive stock option plan (the "Plan") for key employees of the Company, reserving 250,000 shares of common stock. The options are to be granted to employees as determined by a committee administering the Plan. The exercise price of options granted under the Plan cannot be less than the fair market value of the common stock on the date of grant. As of December 31, 2000, no options have been granted.

Stock Appreciation Rights

The Plan also authorizes Stock Appreciation Rights to be granted, in connection with incentive stock options, which would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon the exercise date in paid-up stock of the Company or in cash, depending upon the Company's determination. It is not presently intended that Stock Appreciation Rights will be granted with options under the Plan. As of December 31, 2000, no rights have been granted.

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE H - STOCKHOLDERS' EQUITY - Continued

Non-Qualified Options

A summary of the Company's stock option activity, and related information is as follows:

                                                                Weighted average
                                                       Shares    exercise price
                                                       ------    --------------
Outstanding as of January 1, 1999                    1,638,908       $0.66
   Exercised                                          (826,984)       0.34
                                                    ----------       -----

Outstanding as of December 31, 1999                    811,924        0.99
   Canceled                                           (811,924)       0.99
   Granted                                             450,000        0.27
                                                    ----------       -----

Outstanding as of December 31, 2000                    450,000       $0.27
                                                    ==========       =====

Options exercisable at December 31:
   2000                                                450,000       $0.27
   1999                                                811,924        0.99

The following table summarizes information concerning options outstanding and exercisable as of December 31, 2000:

                                                   Weighted average   Weighted
                                                      remaining       average
    Range of                            Number     contractual life   exercise
exercise prices                       outstanding       years          price
---------------                       -----------       -----          -----
     $0.01                               50,000          1.08          $0.01
     $0.30                              400,000          4.50           0.30
                                        -------
                                        450,000          1.46          $0.27
                                        =======

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE H - STOCKHOLDERS' EQUITY - Continued

Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2000: risk free interest rates of 5.97%; no dividend yield, volatility factor of the expected market price of the Company's common stock of 48.2%; and a weighted-average expected life of the options of 24 months.

Had the fair value method been used for valuing options granted, the Company's pro forma net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                         2000          1999
                                                       --------      --------
Net income (loss)                                      $(90,820)     $145,567
Net income (loss) per common share basic and diluted       (.01)         (.02)

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE I - NOTES RECEVABLE FROM STOCKHOLDERS

In November 1999, the Company's Chairman and President exercised their options to purchase 300,000 and 400,000 shares of common stock in exchange for notes receivable of $114,000 and $120,000. Both notes bear interest at 7% and are due in November 2002.

NOTE J - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company did not make matching contributions in 2000 or 1999.

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE K  -  CONCENTRATIONS

Customers

The following customers each accounted for more than 10% of net sales for the years ending December 31:

                                                   2000                  1999
                                                ----------            ----------
Customer A                                      $1,724,099            $2,795,173
Customer B                                              --             1,685,710
Customer C                                       2,620,471                    --

Accounts receivable from these customers were $133,728 and $468,820 at December 31, 2000 or 1999.

Suppliers

Three suppliers accounted for approximately $3,625,800 of purchases for the year ended December 31 1999. Related accounts payable to these suppliers were $712,265 at December 31, 1999. During the year ended December 31, 2000 no such concentration existed.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        We dismissed our independent auditors, Oatley Bystrom & Hansen effective as of June 10, 1999, and retained the accounting firm of Grant Thornton LLP to audit our financial statements for the year ended December 31, 1999. This change in accountants was approved by the board of directors. There were no disagreements with the former accountants on accounting or financial disclosure issues, and the former accountants'audit option for the past two years did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

Part III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The names and ages of the directors and officers of the Registrant and their positions and offices presently held are as follows:

Name                  Age        Position and Period of Service
----                  ---        ------------------------------
Edward Reiss          62         Director, Chairman of the Board and Co-CEO

Brenda Schenk         57         Director, President and Co-CEO

Todd L. Nelson        42         Vice President Operations

Thomas A. Biebel      60         Director

John O. Harry         54         Director

George Reinbacher     72         Director

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

Item 10. EXECUTIVE COMPENSATION

        The following table sets forth information concerning the cash compensation during the last three years of the Company to each of the Company's executive officers.

     Name and                                        Annual          Other
Principal Position                        Year       Salary      Compensation(1)
------------------                        ----       ------      ---------------
Edward Reiss                              2000       $ 93,500            --
Director, Chairman of                     1999       $ 85,981       $37,000
the Board & Co-CEO                        1998       $ 68,000       $31,700

Brenda Schenk                             2000       $102,300            --
Director, President                       1999       $ 94,073       $25,000
& Co-CEO                                  1998       $ 87,500            --

Todd L. Nelson                            2000       $ 96,949            --
Vice President Operations                 1999       $ 89,163       $25,000
                                          1998       $ 92,140            --

Item 10. EXECUTIVE COMPENSATION cont'd.

        (1) Amounts reflect management bonuses and commissions.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Principal Shareholders

        The following table sets forth information with respect to those persons who owned beneficially, more than 5% of the $.01 par value common stock of the Company as of December 31, 2000, as reflected in the stock transfer records of the Company, copies of filings on schedule 13-D or 13-G, and otherwise to the Company's knowledge.

Name and Address(1) of                 Amount of                  Percent of
Beneficial Owner                       Beneficial Ownership(2)    Common(5)
----------------                       -----------------------    ---------
Edward Reiss                           1,037,109(3)                   8%

Brenda Schenk                          2,750,221(4)                  28%

Thomas A. Biebel                         800,291                      8%

John O. Harry                            510,210                      5%

All Executive Officers                 5,462,831                     55%
And Directors As a Group

(1)   The addresses of all individuals are  c/o RMED International, Inc.
                                            3925 N. Hastings Way
                                            Eau Claire, WI  54703

(2) Includes the following number of shares which could be purchased under stock options exercisable within 60 days of the date hereof: Mr. Reiss, 200,000 shares; and all executive officers and directors as a group, 400,000 shares.

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

        A 50% patent interest owned by the President in the Company's Tushies disposable diaper was sold to the Company for 450,000 shares of common stock of the Company on December 30, 1999.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

        In the year ended December 31, 2000 there were no Form 8-K's filed by the Company with the Securities Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RMED International, Inc.

Date: March 30, 2001

                                         By /s/ Brenda Schenk
                                            -----------------------------
                                         President and Co-CEO
                                         (Principal Financial and
                                         Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Edward Reiss                         03/30/01
-------------------------------          -----------------
Edward Reiss, Chairman                   Date
of the Board and Co-CEO
(Principal Executive Officer)

/s/ Brenda Schenk                        03/30/01
-------------------------------          -----------------
Brenda Schenk                            Date
President and Co-CEO (Principal
Financial and Accounting Officer)

/s/George Reinbacher                     03/30/01
-------------------------------          -----------------
George Reinbacher                        Date
Director

                            RMED International, Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       Two Years Ended December 31, 2000

                                       Balance at   Charged to    Charged to                    Balance
                                        beginning   costs and   other accounts  Deductions -     at end
Description                             of period    expenses    - describe      describe      of period
-----------                             ---------    --------    ----------      --------      ---------
Reserve for advertising expenses:

   Year ended December 31, 2000        $  150,000   $1,380,281   $    --      $1,380,281(a)   $  150,000

   Year ended December 31, 1999           341,927    3,711,855        --       3,903,782(a)      150,000

Reserve for bad debts:

   Year ended December 31, 2000            25,000       40,000        --          27,000(b)       38,000

   Year ended December 31, 1999            29,000           --     4,000(c)           --          25,000

Reserve for obsolete material:

   Year ended December 31, 2000                --       20,000        --              --          20,000

   Year ended December 31, 1999                --           --        --              --              --

(a)   Payment of advertising costs
(b)   Write off of customer balance.
(c)   Decrease reserve to better reflect potential uncollectible accounts.