Form 10QSB
period 2001-03-31
RMED INTERNATIONAL INC
filed 2001-05-15
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                        X Yes                    __No

There were 9,868,642 shares of the Registrant's $.01 par value common stock outstanding as of May 10, 2001.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I. Financial Information

        Item 1. Condensed Financial Statements

        Condensed Balance Sheets as of March 31, 2001 and                    F-1
        December 31, 2000

        Condensed Statements of Earnings for the three                       F-2
        months ended March 31, 2001 and 2000

        Condensed Statements of Cash Flows for the three                     F-3
        months ended March 31, 2001 and 2000

        Notes to Condensed Financial Statements                              F-4

        Item 2.

        Management's Discussion and Analysis of Financial Condition            3
        and Results of Operations

PART II. Other Information                                                     4

        Items 1-5.
        Not applicable.

        Item 6.

        Exhibits and reports on Form 8-K.

               (a) Exhibits
                      Exhibit 11 - Statement regarding computation of per share earnings.

               (b) Reports on form 8-K
                      In the three months ended March 31, 2001 no reports on Form 8-K were filed by the Company with the Securities and Exchange Commission.

Signatures                                                                     5

                            RMED International, Inc.

                            Condensed Balance Sheets

                                                            March 31,     December 31,
                                                               2001           2000
                                                            ---------     ------------
                                                           (Unaudited)
                                  ASSETS
CURRENT ASSETS
       Cash                                               $      --      $    35,327
       Accounts receivable, less allowance for doubtful     1,026,169        718,923
            accounts of $36,500 and $38,000
       Inventory                                            1,857,857      2,061,474
       Prepaids and other                                     398,562        379,943
                                                          -----------    -----------
                  Total current assets                      3,282,588      3,195,667

 PROPERTY AND EQUIPMENT
       Land and building                                      253,969        253,969
       Furniture and office equipment                         149,819        146,739
       Machinery and equipment                              5,848,231      5,693,665
                                                          -----------    -----------
                                                            6,252,019      6,094,373
       Less accumulated depreciation                        1,118,632        856,507
                                                          -----------    -----------
                                                            5,133,387      5,237,866

 OTHER ASSETS                                                 396,413        418,839
                                                          -----------    -----------
                                                          $ 8,812,388    $ 8,852,372
                                                          ===========    ===========
       LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
       Note payable to bank                               $ 1,214,224    $   909,896
       Current maturities of long-term obligations            876,687      1,014,629
       Accounts payable                                     2,758,216      2,960,456
       Accrued liabilities                                    479,543        430,848
                                                          -----------    -----------
               Total current liabilities                    5,328,670      5,315,829

 LONG-TERM OBLIGATIONS, less current maturities             3,610,796      3,677,267

 COMMITMENTS AND CONTINGENCIES                                   --             --

 STOCKHOLDERS' DEFICIT
       Common stock, $.01 par value; 50,000,000 shares
            authorized; 10,492,922 shares issued
            and 9,868,642 and 9,933,642 outstanding            98,686         99,336
       Additional paid-in capital                           7,925,612      7,968,488
       Accumulated deficit                                 (7,917,376)    (7,974,548)
                                                          -----------    -----------
                                                              106,922         93,276
       Less notes receivable from stockholders               (234,000)      (234,000)
                                                          -----------    -----------
                                                             (127,078)      (140,724)
                                                          -----------    -----------
                                                          $ 8,812,388    $ 8,852,372
                                                          ===========    ===========

      The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                        Condensed Statements of Earnings
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                    2001                2000
                                                ------------       ------------
SALES                                           $  4,345,450       $  4,486,369

COST OF GOODS SOLD                                 3,393,126          3,287,106
                                                ------------       ------------
      GROSS PROFIT                                   952,324          1,199,263

OPERATING EXPENSES
      Sales and marketing                            384,734            539,459
      General and administrative                     333,055            428,366
                                                ------------       ------------
                                                     717,789            967,825

      OPERATING INCOME                               234,535            231,438

OTHER INCOME (EXPENSE)
      Interest income                                  5,376              3,621
      Interest expense                              (187,098)          (129,752)
      Other                                            4,359              2,439
                                                ------------       ------------
                                                    (177,363)          (123,692)
                                                ------------       ------------
NET INCOME BEFORE INCOME TAXES                        57,172            107,746

PROVISION FOR INCOME TAXES                              --                 --
                                                ------------       ------------
NET INCOME                                      $     57,172       $    107,746
                                                ============       ============

BASIC EARNINGS PER SHARE                        $       0.01       $       0.01
                                                ============       ============

DILUTED EARNINGS PER SHARE                      $       0.01       $       0.01
                                                ============       ============
WEIGHTED AVERAGE SHARES - BASIC                    9,902,086          9,983,584
                                                ============       ============
WEIGHTED AVERAGE SHARES - DILUTED                 10,174,358          9,987,552
                                                ============       ============

      The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  2001           2000
                                                              -----------    -----------
Cash flows from operating activities
      Net income                                              $    57,172    $   107,746
      Adjustments to reconcile net income  to cash
         flows from operating activities:
              Depreciation and amortization                       270,948        113,244
      Changes in operating assets and liabilities:
               Accounts receivable                               (307,246)    (1,091,342)
               Inventory                                          203,617        167,009
               Prepaid and other                                  (11,676)       (68,738)
               Accounts payable and accrued liabilities          (153,545)       574,316
                                                              -----------    -----------
                    Cash flows provided by (used in)
                           operating activities                    59,270       (197,765)

Cash flows from investing activities
      Net proceeds from sale of Investments                          --           32,715
      Payments received on notes receivable                         6,660          4,093
      Decrease in other assets                                       --           17,170
      Purchases of equipment                                     (157,646)       (52,610)
                                                              -----------    -----------
      Cash flows provided by (used in) investing activities      (150,986)         1,368

Cash flows from financing activities
      Payments on long term debt                                 (204,413)       (85,085)
      Net proceeds (payments) on line of credit                   304,328       (109,735)
      Purchase of stock                                           (43,526)       (62,946)
      Proceeds from the sale of stock                                --           11,769
                                                              -----------    -----------
      Cash flows provided by (used in) financing activities        56,389       (245,997)
                                                              -----------    -----------
Net decrease in cash                                              (35,327)      (442,394)

      Cash, Beginning of period                                    35,327        442,394
                                                              -----------    -----------
      Cash, End of period                                     $      --      $      --
                                                              ===========    ===========
Supplemental  disclosure  of cash flow  information
  and noncash  investing  and financing activities:

      Cash paid for interest                                  $   169,860    $   122,738

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                        Three Months Ended March 31, 2001
                                   (Unaudited)

Note A - General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

Certain amounts have been reclassified to conform to the March 31, 2001 financial statement presentation.

Note B - Corporate Liquidity

Management has prepared the financial statements referred to above assuming the Company will continue as a going concern. The Company does not currently have the ability to fund its operations through March 31, 2002. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management is currently considering various alternatives to address the Company's liquidity.

Note C - Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value. Inventory consists of the following:

                                             March 31,           December 31,
                                              2001                 2000
                                              ----                 ----
Raw materials                              $  968,043              996,907
Finished goods                                889,814            1,064,567
                                           ----------           ----------
                                           $1,857,857           $2,061,474
                                           ==========           ==========

Note D - Income Taxes

The provision for income taxes for the three months ended March 31, 2001 and 2000 have been offset principally by a reduction in the valuation allowance for deferred taxes.

Note E - Net Earnings Per Share

The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options to purchase 801,924 shares of common stock with a weighted average exercise price of $1.00 were outstanding during the three months ended March 31, 2000 but were excluded because they were antidilutive. There were no options excluded during the three months ended March 31, 2001 because they were antidilutive.

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

          MATERIAL CHANGES IN FINANCIAL POSITION

          Total assets of the Company decreased $39,984 from $8,852,372 at December 31, 2000 to $8,812,388 at March 31, 2001. The decrease was due to a reduction in inventory offset by an increase in receivables and depreciation of property and equipment.

          During the three month period ended March 31, 2001, net working capital increased by $74,080 or 3% primarily due to increases in accounts receivable and prepaid expenses and decreases in current maturities of long-term debt and accounts payable.

          Total liabilities at March 31, 2001 were $8,939,466 compared to $8,993,096 at December 31, 2000. The decrease was primarily due to reductions in accounts payable.

          Total stockholders' equity increased $13,646 during the three month period ended March 31, 2001 primarily due to net income partially offset by the repurchase of stock.

          MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Net sales for the quarter ended March 31, 2001 were $4,345,450 compared to $4,486,369 for the quarter ended March 31, 2000, a decrease of $140,919. The decrease in sales dollars of 3% was primarily a result of the sales mix moving from branded label sales with a higher selling price to private label sales with a lower selling price. This change was done to reduce related selling expenses.

          Gross profit as a percentage of sales decreased from 27% for the quarter ended March 31, 2000 to 22% in the quarter ended March 31, 2001 due to higher emphasis on sales to private label customers versus retail customers.

          Sales and marketing expenses for the quarter ended March 31, 2001 were $384,734 compared to $539,459 for the quarter ended March 31, 2000, a decrease of 29% due to reductions in promotional activities with retail customers.

Item 2.    MANAGEMENT'S DISCUSSION cont'd.

           Interest expense increased in the first quarter of fiscal 2001 to $187,098 from $129,752 in the first quarter of fiscal 2000. The increases resulted primarily from interest expense associated with the bank line of credit and the lease payment for the second diaper machine.

           Net income for the quarter ended March 31, 2001 was $57,172 as compared to $107,746 for the quarter ended March 31, 2000.

           Liquidity and Capital Resources

           At March 31, 2001, current liabilities exceeded current assets by $2,046,082 compared with $2,120,162 at December 31, 2000. The decrease in working capital is primarily due to a decrease in inventory and an increase in the note payable to bank and accrued liabilities.

           As of March 31, 2001 the Company's long-term debt is $3,610,796 consisting of capital leases of $2,979,590, notes payable of $131,206, and notes payable to directors of $500,000. The Company does not currently have the ability to fund its operations through March 31, 2002. Management is considering various alternatives to address the Company's liquidity.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

           Item No.      Item                                   Method of Filing
           --------      ----                                   ----------------

               10        Computation of earnings per share      Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RMED International, Inc.

Date:  May 15, 2001

                                              /s/Brenda Schenk
                                              Brenda Schenk
                                              President & Principal
                                              Financial Officer