Form 10KSB/A
period 2000-12-31
RMED INTERNATIONAL INC
filed 2001-07-17
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |_|

The Company's revenues from continuing operations for the fiscal year ended December 31, 2000 totaled $11,865,687.

As of March 29, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was approximately

There were 9,868,642 shares of the Registrant stock $.01 par value common stock outstanding as of March 29, 2001.

                            RMED International, Inc.

                                Table of Contents

                                                                            PAGE

PART I

            Item 1.  Description of Business                                   3

            Item 2.  Description of Properties                                 4

            Item 3.  Legal Proceedings                                         5

            Item 4.  Submission of Matters to a Vote of Security Holders       5

PART II

            Item 5.  Market for the Registrant's Common Equity                 5
                     and Related Stockholder Matters

            Item 6.  Management's Discussion and Analysis                      6

            Item 7.  Financial Statements                                      8

            Item 8.  Changes in and Disagreements With Accountants             9
                     on Accounting and Financial Disclosure

PART III

            Item 9.  Directors and Executive Officers of the Registrant        9

            Item 10. Executive Compensation                                   11

            Item 11. Security Ownership of Certain Beneficial Owners          11
                     and Management

            Item 12. Certain Relationships and Related Party Transactions     12

            Item 13. Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                                    14

Part I

Item 1 DESCRIPTION OF BUSINESS

      General

      RMED International, Inc. (the "Company" or "RMED"), was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of manufacturing, marketing, distributing and selling disposable baby diapers and related products under its own branded labels and private branded labels.

      In October of 2000, RMED entered into a sales and marketing agreement with Hospital Specialty Company, a Division of The Tranzonic Companies. A copy of this exclusive agreement is attached as Exhibit A.

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

      The Eau Claire facility is leased by the Company and contains approximately 100,000 square feet. It is used as a central distribution point for all RMED products. The Company has its own testing lab in which they can pursue their goal of improving absorbency with natural materials. A second state of the art diaper machine was put into service during 2000. This machine, complete with an inline laminator and automatic packager, is capable of producing national brand equivalent diapers.

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

      Competitive Business Conditions

      The Company's main competition is other mid-sized private label diaper manufacturers. With the recent alliance with Hospital Specialty Company and the addition of the second diaper machine the Company believes it has positioned itself as a major contender in today's private label disposable baby diaper business.

      Sources and Suppliers

      The Company has the ability to use a number of suppliers in its manufacturing process, but has chosen to build strong relationships with its vendors by using exclusive purchasing options. Some of the vendors the Company uses regularly include 3M, Georgia-Pacific and HB Fuller.

      Customers

      Between its branded label and private label products, the Company has a large customer base, however, its marketing relationship with Hospital Specialty has dominated its 2000 private label sales.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER'S MATTERS

      The Company's common stock is traded on the "Electronic Bulletin Board System" (OTC-BB) with the symbol TUSH.OB.

      The following table shows the high and low sales prices for each quarter within the last two fiscal years.

              Qtr 1             Qtr 2             Qtr 3             Qtr 4
          2000     1999     2000     1999     2000     1999     2000     1999
          ----     ----     ----     ----     ----     ----     ----     ----
High     $0.910   $2.000   $0.562   $1.312   $0.320   $1.563   $0.440   $1.000

Low      $0.375   $1.313   $0.230   $0.980   $0.230   $0.770   $0.170   $0.500

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER'S MATTERS cont'd.

      As of December 31, 2000, there were 974 holders of record of the Company's common stock.

      Between January 28, 2000 and February 11, 2000, the Company sold 17,700 shares of Common Stock, which the Company had recently acquired for the purpose of issuance to employees. The Company had determined that it did not intend to issue those shares to employees as had been anticipated. The sale was for cash, for an aggregate sales price of $11,768.56. The shares were sold in the market by Westport Resources. The Company paid brokerage commissions on those sales in the amount of $333. There was no applicable exemption from the registration requirements available under the Securities Act of 1933 for that sale. The reserve for contingencies has been increased by $11,768.56 for possible rescission.

      On June 19, 2000, the Company issued an option covering a total of 50,000 shares of Common Stock of the Company to a financing company in consideration of financial accommodations made by that financing company to the Company. The Company capitalized $15,500 which was the expense incurred by the Company in connection with the issuance of the option. The exemption from registration which the Company relied upon in issuing the option was the one provided by Section 4(2) of the Securities Act of 1933, in that the issuance was a negotiated transaction with a sophisticated party which had all relevant information about the Company, and therefore did not involve a public offering.

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

      The Company's current line of credit agreement does not allow for the declaration or payment of dividends, other than dividends payable solely in stock of the Company, or for payment on account of the purchase, redemption or other retirement of any shares of such stock or to make any distribution in respect thereof either directly or indirectly.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS cont'd.

      Material Changes in Results of Operations

      Net sales for the year ended December 31, 2000 were $11,865,687 compared to $15,620,052 for the year ended December 31, 1999, a decrease of $3,754,365 or 24%. The company's unit volume, however, decreased only 17% as a result of the sales mix moving from branded label sales with a higher selling price to private label sales with a lower selling price due to fewer selling expenses such as rebates, billbacks, slotting, advertising and commissions. The volume decrease was due to a major customer failing to meet minimum order requirements as detailed in a sales agreement. This noncompliance resulted in income of approximately $947,000 and approximates the gross margin that would have been realized had the customer complied with the contract terms. RMED's agreement with this customer contained minimum order requirements or minimum monthly payments in lieu of orders. The $947,000 of income was collected as monthly payments that were due in lieu of orders for the term of the contract.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS cont'd.

      At December 31, 2000, the Company maintained a line of credit agreement with a bank that expires in December 2001. Total funds available under the line of credit is the lesser of $5,000,000 or a defined borrowing base consisting of eligible receivables and inventory. The Company is in default of certain covenants at December 31, 2000 and the lender has called the line of credit in accordance with the credit agreement. As the Company was unable to satisfy the bank's demand for payment, the borrowing base under the line will decrease on a monthly basis, and the Company will incur an increasing monthly fee until the note matures. The default interest rates were retroactively applied to January 1, 2000 and are based on the banks prime rate plus 4.5% to 8.0% (effective rates of 14.0% to 17.5%). The Company is in default of the line of credit's minimum book net worth covenant. This covenant required a book net worth of $460,267 at December 31, 2000. The Company's book net worth at December 31, 2000 was ($140,720), a shortfall of $600,987. The Company is also in default of the line of credit's minimum net earnings and capital expenditures covenants. The minimum net earnings required under the agreement for the period ended December 31, 2000 were $500,000. The Company reported a net loss of $54,820 for the period ended December 31, 2000. This loss resulted in a deficiency of the covenant of $554,820. The capital expenditure covenant required that the Company did not expend or contract to expend for capital expenditures in excess of $3,300,000 during the fiscal year ended December 31, 2000. The Company expended $3,556,755 for capital expenditures during this period, an amount $256,755 in excess of the covenant.

      Cash at year end 2000 decreased by $407,067 over 1999. Net cash provided by operating activities increased by $2,573,500. Net cash used in investing activities decreased by $675,795. Cash flows from financing activities resulted in a decrease of $2,626,662. Impact of Inflation

      The impact of inflation on the Company's results of operations is not readily determinable. However, the Company does not believe the impact varies materially from that experienced by the national economy as a whole. As sales increase, it is possible the Company may be able to reduce costs and thereby minimize the impact of inflation.

      "When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors."

Item 7. FINANCIAL STATEMENTS

      Financial statements are included on the following pages numbered F-1 through F-20.

                            FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                            RMED INTERNATIONAL, INC.

                           December 31, 2000 and 1999

                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS  -
  GRANT THORNTON LLP........................................................ F-2

FINANCIAL STATEMENTS

  BALANCE SHEETS............................................................ F-3

  STATEMENTS OF OPERATIONS.................................................. F-5

  STATEMENTS OF STOCKHOLDERS' DEFICIT....................................... F-6

  STATEMENTS OF CASH FLOWS.................................................. F-7

  NOTES TO FINANCIAL STATEMENTS............................................. F-9

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

                            RMED International, Inc.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                            Years ended December 31,

                                                                     Common stock                            Notes
                            Common Stock        Additional           to be issued                          receivable
                            ------------         paid-in             ------------         Accumulated         from
                         Shares       Amount     capital         Shares       Amount        deficit       stockholders     Total
                        ---------    -------    ----------      ---------    --------     -----------     ----------    ----------
Balance at
  January 1, 1999       9,195,958    $91,960    $7,534,712           --      $    --      ($7,774,161)     $    --      ($ 147,489)

Exercise of
  stock options           826,984      8,269       268,826           --           --             --         (234,000)       43,095

Purchase of stock        (157,500)    (1,575)     (135,913)          --           --             --             --        (137,488)

Sale of stock              44,000        440        32,275           --           --             --             --          32,715

Receipt of shares
  from merger
  settlement             (300,000)    (3,000)        3,000           --           --             --             --            --

Stock to be issued
  for patent                 --         --            --          450,000      315,000           --             --         315,000

Net loss                     --         --            --             --           --      (145,567.00)          --        (145,567)
                        ---------    -------    ----------      ---------    ---------    -----------     ----------    ----------

Balance at
  December 31, 1999     9,609,442     96,094     7,702,900        450,000      315,000     (7,919,728)      (234,000)      (39,734)

Stock issued for
  patent                  450,000      4,500       310,500       (450,000)    (315,000)          --             --            --

Purchase of stock        (143,500)    (1,435)      (72,004)          --           --             --             --         (73,439)

Sale of stock              17,700        177        11,592           --           --             --             --          11,769

Stock options
  issued in
  connection with
  financing                  --         --          15,500           --           --             --             --          15,500

Net loss                     --         --            --             --           --       (54,820.00)          --         (54,820)
                        ---------    -------    ----------      ---------    ---------    -----------     ----------    ----------

Balance at
  December 31, 2000     9,933,642    $99,336    $7,968,488           --      $    --      ($7,974,548)    ($ 234,000)   ($ 140,724)
                        =========    =======    ==========      =========    =========    ===========     ==========    ==========

                            RMED International, Inc.

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                        2000           1999
                                                     -----------    -----------
Cash flows from operating activities:
   Net loss                                          $   (54,820)   $  (145,567)
   Adjustments to reconcile net loss to net
     cash flows provided by (used in) from
     operating activities:
       Depreciation and amortization                     559,517        370,085
       Gain on sale of assets                             (1,993)       (25,216)
       Changes in operating assets and
       liabilities:
         Accounts receivable                             855,792       (399,890)
         Inventory                                      (247,135)      (834,569)
         Prepaid and other                               468,025       (647,427)
         Accounts payable                                989,118        758,649
         Accrued liabilities                            (594,931)       324,008
                                                     -----------    -----------

                Net cash provided by (used in)
                   operating activities                1,973,573       (599,927)

Cash flows from investing activities:
   Purchases of equipment                               (823,859)      (110,803)
   Proceeds from sale of equipment                         2,800           --
   Net proceeds (purchase) of marketable
        securities                                        32,715        (32,715)
   Change in other assets                                 (1,636)        29,333
                                                     -----------    -----------

                Net cash used in investing
                  activities                            (789,980)      (114,185)

Cash flows from financing activities:
   Payments on note payable to bank, net                (938,008)    (1,204,096)
   Proceeds from notes payable issued
        to directors                                        --          500,000
   Payments on note payable to President                    --          (71,860)
   Proceeds from long-term obligations                      --        2,015,339
   Payments on long-term obligations                    (590,982)      (141,703)
   Proceeds from exercise of stock options                  --           43,095
   Purchase of stock                                     (73,439)      (137,488)
   Sale of stock                                          11,769         32,715
                                                     -----------    -----------

                Net cash provided by (used in)
                   financing activities               (1,590,660)     1,036,002
                                                     -----------    -----------

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                            Years ended December 31,

                                                        2000           1999
                                                     -----------    -----------
                NET INCREASE (DECREASE)
                   IN CASH                           $  (407,067)   $   321,890

Cash at beginning of year                                442,394        120,504
                                                     -----------    -----------

Cash at end of year                                  $    35,327    $   442,394
                                                     ===========    ===========

Supplemental disclosure of cash flow
information:
     Cash paid for interest (including
        capitalized interest of $153,200 at
        December 31, 2000)                           $   567,105    $   298,000

Supplemental disclosure of noncash investing
and financing activities:
     Stock options issued for financing                   15,500           --
     Purchase of equipment under note payable            320,000           --
     Acquisition of equipment under capital
        lease                                          2,420,794           --
     Common stock to be issued for patent                   --          315,000
     Notes received for common stock issued on
        exercise of options                                 --          234,000
     Payable to Chairman and Vice President
        of Operations due in stock to be
        issued as compensation for personal
        guarantee of debt                                   --           56,250
     Receipt of stock as settlement related
        to merger                                           --          300,000
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

                            RMED International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

      Nature of Business

      RMED International, Inc. (the "Company" or "RMED"), manufactures disposable baby diapers for private label distributors and its Bumpies(R), Rock-A-Bye (R) and TenderCare (R) brands as well as markets and distributes its Tushies(R) brand disposable diapers and related products. The Company's private brand diapers are marketed through independent commissioned brokers and sold to retail grocery chains in the Midwest and Mid-Atlantic regions of the United States, on the Internet, through health product stores and its 800 direct mail number. The Company also sells a small portion (less than 10%) of its diapers internationally.

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

      New Accounting Pronouncements

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires entities to recognize derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specifies detailed criteria required to qualify for hedge accounting. Management believes the adoption of SFAS 133 will not have a material effect on the financial statements.

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES - Continued

      FASB Interpretation 44, Interpretation of APB Opinion 25 ("FIN 44"), was issued in March 2000. FIN 44 provides an interpretation of APB Opinion 25 on accounting for employee stock compensation and describes its application to certain transactions. It applies on a prospective basis to events occurring after that date, except for certain transactions involving options granted to nonemployees, repriced fixed options, and modifications to add reload option features, which apply to awards granted after December 31, 1998. FIN 44 is effective on July 1, 2000 and did not have a material effect on the financial statements.

      SEC Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101) summarizes certain of the staff's views on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The effective date of SAB 101 was delayed by SAB 101A and 101B but became effective for the Company beginning with the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the financial statements.

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

                            RMED International, Inc.

                           December 31, 2000 and 1999

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

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE D - LONG-TERM OBLIGATIONS

      Long-term debt and notes payable consist of the following:

                                                              December 31,
                                                       -------------------------
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

      The tax effects of temporary differences giving rise to deferred income taxes consisted of the following:

                                                            December 31,
                                                     --------------------------
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
                                                     ===========    ===========

      The Company's income taxes differed from the expected amount computed at the federal statutory tax rate of 34.0% to income before taxes as a result of the following:

                                                             December 31,
                                                       -----------------------
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

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

      Property and equipment includes the following amounts under capital leases at December 31:

                                                         2000            1999
                                                      ----------      ----------

      Machinery and equipment                         $4,478,700      $2,057,900
                                                      ----------      ----------
      Less accumulated amortization                      652,900         227,100

                                                      $3,825,800      $1,830,800
                                                      ==========      ==========

      Future minimum lease payments for these leases are as follows:

                Year ending December 31,
                         2001                                         $1,177,000
                         2002                                          1,170,600
                         2003                                          1,167,400
                         2004                                            953,300
                         2005                                            326,746
                                                                      ----------

                Total payments                                         4,795,046
                Less amount representing interest                      1,000,034
                                                                      ----------

                Present value of future minimum lease payments        $3,795,012
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

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE H - STOCKHOLDERS' EQUITY - Continued

      Non-Qualified Options

      A summary of the Company's stock option activity, and related information is as follows:

                                                                Weighted average
                                                     Shares      exercise price
                                                    ---------   ----------------
      Outstanding as of January 1, 1999             1,638,908         $0.66
         Exercised                                   (826,984)         0.34
                                                    ---------         -----

      Outstanding as of December 31, 1999             811,924          0.99
         Canceled                                    (811,924)         0.99
         Granted                                      450,000          0.27
                                                    ---------         -----

      Outstanding as of December 31, 2000             450,000         $0.27
                                                    =========         =====

      Options exercisable at December 31:

        2000                                          450,000         $0.27
        1999                                          811,924          0.99

      The following table summarizes information concerning options outstanding and exercisable as of December 31, 2000:

                                              Weighted average
                                                 remaining      Weighted average
        Range of                   Number     contractual life      exercise
    exercise prices              outstanding       years             price
    ---------------              -----------  ----------------  ----------------

         $0.01                      50,000          1.08             $0.01
         $0.30                     400,000          4.50              0.30
                                   -------

                                   450,000          1.46             $0.27
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

      Had the fair value method been used for valuing options granted, the Company's pro forma net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                             2000        1999
                                                           ---------   --------

      Net income (loss)                                    $(90,820)   $145,567
      Net income (loss) per common share basic
        and diluted                                           (.01)       (.02)

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

      The directors shall be elected at each annual meeting of the shareholders. Each director shall hold office until the next annual meeting of the shareholders and thereafter until his successor shall have been elected and qualified, or until his earlier death, resignation or removal.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT cont'd.

      Background of Listed Directors and Executive Officers

      EDWARD REISS has been a Director, Chairman of the Board and Officer of the Company since April 1988 and Vice President and Secretary since 1990. Mr. Reiss directs the Company's marketing activities and has served as Co-CEO since January 1999. Mr. Reiss is the owner and President of an injection molding plastics company, Crystal Tex Co., Inc. Mr. Reiss is not active in the daily operations of Crystal Tex. His time is 100% devoted to RMED International, Inc.

      BRENDA SCHENK has been a Director of the Company since October 1990 and served as President and CEO since September 1990 and Co-CEO since January 1999. Ms. Schenk is the President and owner of Brandy Enterprises, Ltd., an equipment leasing company. Ms. Schenk is co-owner and Vice President of Mr. Reiss's injection molding plastics company. Ms. Schenk is not active in the daily operations of Brandy Enterprises, Ltd. or Crystal Tex. Her time is 100% devoted to RMED International, Inc.

      TODD L. NELSON, Vice President Operations of the Company since January 1999, General Manager of the Company from November 1998 until January 1999, Manufacturing Supervisor at Pope & Talbot from 1977-1992, General Manager at Universal Converter from 1992-1995 and Vice President & General Manager of Jettar, Ltd. from 1996-1998.

      THOMAS A. BIEBEL, a Director of the Company since January 1999, has been the majority owner, President and CEO of Belson Company, a distributor of paper packaging and industrial products, since 1987. Mr. Biebel was Chairman and President of the Wisconsin Film and Bag Company from 1988 to 1993 and served as Chairman of the Board of Jettar, Ltd. from 1997 until 1998.

      JOHN O. HARRY, a Director of the Company since January 1999, has been majority owner, Chairman of the Board, President and CEO of Corrosion Technologies, Inc., a company that develops, sells and applies anti-corrosion technologies to commercial products since 1988.

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

           Name and                           Annual            Management
           --------                           ------            ----------
      Principal Position                  Year    Salary    Bonuses  Commissions
      ------------------                  ----    ------    -------  -----------

      Edward Reiss                        2000   $ 93,500      --         --
      Director, Chairman of the Board     1999   $ 85,981   $25,000    $12,000
      & Co-CEO                            1998   $ 68,000      --      $31,700

      Brenda Schenk                       2000   $102,300      --         --
      Director, President                 1999   $ 94,073   $25,000       --
      & Co-CEO                            1998   $ 87,500      --         --

      Todd L. Nelson                      2000   $ 96,949      --         --
      Vice President Operations           1999   $ 89,163   $25,000       --
                                          1998   $ 92,140      --         --

      Directors receive $500 plus travel expenses for attending a Board meeting.

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

      All forms and reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

      Name and Address (1) of       Amount of                   Percent of
      Beneficial Owner              Beneficial Ownership (2)    Common (5)
      ----------------              ------------------------    ----------

      Edward Reiss                  1,037,109(3)                     8%

      Brenda Schenk                 2,750,221(4)                    28%

      Thomas A. Biebel                800,291                        8%

      John O. Harry                   510,210                        5%

      All Executive Officers        5,462,831                       55%
      And Directors As a Group

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT cont'd.

      (1)   The addresses of all individuals are    c/o RMED International, Inc.
                                                    3925 N. Hastings Way
                                                    Eau Claire, WI  54703

      (2) Includes the following number of shares which could be purchased under stock options exercisable within 60 days of the date hereof:
            Mr. Reiss, 200,000 shares; and all executive officers and directors as a group, 400,000 shares. The Board of Directors of RMED International, Inc. granted Edward Reiss and Todd Nelson common stock options in the amount of 200,000 each that are exercisable at $.30 per share and will expire June 29, 2002. These options were granted in connection with personal guarantees made by Mr. Reiss and Mr. Nelson for loans of $5,000,000 to purchase RMED diaper machinery. The market value of RMED's common stock approximated the options exercise price on the date of the grant.

      (3)   Includes 3,792 shares held in trust for Mr. Reiss's daughter, Ilana.

      (4) Includes 337,500 shares owned by Brandy Enterprises, Ltd., a corporation wholly owned by Ms. Schenk.

      (5) Percentage is computed as if all shares listed in column (2) for the beneficial owners were outstanding.

            Todd L. Nelson, Vice President-Operations owns 162,803 shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      In November 1999, the Company's Chairman and President exercised their options to purchase 300,000 and 400,000 shares of common stock in exchange for notes receivable of $114,000 and $120,000.

      $500,000 was borrowed from two directors in fiscal year 1999 for working capital.

      A 50% patent interest owned by the President in the Company's Tushies disposable diaper was sold to the Company for 450,000 shares of common stock of the Company on December 30, 1999.

      During 1999, $71,860 was paid to President Brenda Schenk to reimburse her for personal payments she made to creditors on RMED's behalf.

      A Flushable Diaper Patent owned by Brenda Schenk was sold to the company in 1999 in exchange for 450,000 shares of RMED common stock. The shares were valued at $.70. The market value of RMED's common stock approximated the price on the date of the sale. The stock was trading between $.50 and $1.00. The company had no interest in selling the patent to an outside interest since it was deemed in the best interest of the company to develop the Flushable Diaper itself.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report.

            (1) Financial Statements. The following financial statements are included in Part II, Item 7 of this Annual Report on Form 10-K:

                  Report of Grant Thornton LLP on Consolidated Financial Statements and Financial Statement Schedule as of December 31, 2000 and 1999 and for each of the two years in the period ended December 31, 2000 and 1999

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Consolidated Statements of Operations for the years ended December 31, 2000, and 1999

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999

                  Notes to Consolidated Financial Statements

            (2) Financial Statement Schedules: The following consolidated financial statement schedule is included in Item 14(d):

                  Schedule II-Valuation and Qualifying Accounts and Reserves

                  All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto

            (3)   Exhibits. The following exhibits are included in this report:
                  See "Exhibit Index to Form 10-K" immediately following the signature page of this Form 10-K

      (b) Reports on Form 8-K

                  The Company did not file any reports on from 8-K during the three months ended December 31, 2000.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RMED International, Inc.

Date: July 16, 2001

                                       By /s/ Brenda Schenk
                                       --------------------------------
                                       President and Co-CEO
                                       (Principal Financial  and Accounting
                                       Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below on July 16, 2001 by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Edward Reiss                                               07/16/01
-------------------------------------                          Date
Edward Reiss, Chairman
of the Board and Co-CEO
(Principal Executive Officer)

/s/ Brenda Schenk                                              07/16/01
-------------------------------------                          Date
Brenda Schenk
President and Co-CEO (Principal
Financial and Accounting Officer)

/s/George Reinbacher                                           07/16/01
-------------------------------------                          Date
George Reinbacher
Director

                                  EXHIBIT INDEX
                            RMED INTERNATIONAL, INC.
                                   FORM 10-KSB

Exhibit No.       Description
-----------       -----------

2.0 Plan of acquisition, reorganization, arrangement, liquidation or succession-incorporated by reference to the Company's Current Report on Form 8-K filed December 1, 1998

3.1 Articles of Incorporation of the Company, Amended and Restated Articles of Incorporation of the Company

3.2               By-Laws of the Company

4.2               Credit and Security Agreement between RMED International, Inc.
                  and Wells Fargo Business Credit, Inc. dated December 3, 1999

10.1 Sales & Marketing Agreement between the Company and Hospital Specialty Company dated October 5, 2000

10.2 Standard Premises Lease between Jettar, Ltd. and National Presto Industries, Inc. dated June 12, 1996 and reassigned at the merger between the Company and Jettar, Ltd. on November 23, 1998

10.3 Equipment Lease Agreement between the Company and International Financial Services Corporation dated July 26, 1999

10.4 Master Equipment Lease Agreement between the Company and DNJ Diaper, LLC dated June 19, 2000

16.0 Letter on change in certifying accountant-incorporated by reference to the Company's Current Reports on Form 8-K filed June 10, 1999, July 6, 1999 and July 8, 1999