Form 10QSB/A
period 2001-03-31
RMED INTERNATIONAL INC
filed 2001-07-17
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

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

PART II. Other Information 6

         Items 1-5.
         Not applicable.

         Item 6.
         Exhibits and reports on Form 8-K.

                  (a) Exhibits

                        Exhibit 11 - Statement regarding computation of per share earnings.

                  (b) Reports on form 8-K

                        In the three months ended March 31, 2001 no reports on Form 8-K were filed by the Company with the Securities and Exchange Commission.

Signatures                                                                     7

                            RMED International, Inc.
                            Condensed Balance Sheets

                                                      March 31,     December 31,
                                                        2001            2000
                                                     -----------    ------------
                                                     (Unaudited)
                   ASSETS
CURRENT ASSETS
  Cash                                               $      --      $    35,327
  Accounts receivable, less allowance for
    doubtful accounts of $36,500 and $38,000           1,026,169        718,923
  Inventory                                            1,857,857      2,061,474
  Prepaids and other                                     398,562        379,943
                                                     -----------    -----------

      Total current assets                             3,282,588      3,195,667

PROPERTY AND EQUIPMENT
  Land and building                                      253,969        253,969
  Furniture and office equipment                         149,819        146,739
  Machinery and equipment                              5,848,231      5,693,665
                                                     -----------    -----------
                                                       6,252,019      6,094,373
  Less accumulated depreciation                        1,118,632        856,507
                                                     -----------    -----------
                                                       5,133,387      5,237,866

OTHER ASSETS                                             396,413        418,839
                                                     -----------    -----------

                                                     $ 8,812,388    $ 8,852,372
                                                     ===========    ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Note payable to bank                               $ 1,214,224    $   909,896
  Current maturities of long-term obligations            876,687      1,014,629
  Accounts payable                                     2,758,216      2,960,456
  Accrued liabilities                                    479,543        430,848
                                                     -----------    -----------

      Total current liabilities                        5,328,670      5,315,829

LONG-TERM OBLIGATIONS, less current maturities         3,610,796      3,677,267

COMMITMENTS AND CONTINGENCIES                               --             --

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value; 50,000,000
    shares authorized; 10,492,922 shares issued
    and 9,868,642 and 9,933,642 outstanding               98,686         99,336
  Additional paid-in capital                           7,925,612      7,968,488
  Accumulated deficit                                 (7,917,376)    (7,974,548)
                                                     -----------    -----------
                                                         106,922         93,276
  Less notes receivable from stockholders               (234,000)      (234,000)
                                                     -----------    -----------

                                                        (127,078)      (140,724)
                                                     -----------    -----------

                                                     $ 8,812,388    $ 8,852,372
                                                     ===========    ===========

The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                        Condensed Statements of Earnings
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                -------------------------------
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
                                                ============       ============

The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001           2000
                                                    -------------  -------------

Cash flows from operating activities
  Net income                                         $    57,172    $   107,746
  Adjustments to reconcile net income  to cash
    flows from operating activities:
      Depreciation and amortization                      270,948        113,244
  Changes in operating assets and liabilities:
      Accounts receivable                               (307,246)    (1,091,342)
      Inventory                                          203,617        167,009
      Prepaid and other                                  (11,676)       (68,738)
      Accounts payable and accrued liabilities          (153,545)       574,316
                                                     -----------    -----------

        Cash flows provided by (used in)
          operating activities                            59,270       (197,765)

Cash flows from investing activities
  Net proceeds from sale of Investments                     --           32,715
  Payments received on notes receivable                    6,660          4,093
  Decrease in other assets                                  --           17,170
  Purchases of equipment                                (157,646)       (52,610)
                                                     -----------    -----------

  Cash flows provided by (used in)
    investing activities                                (150,986)         1,368

Cash flows from financing activities
  Payments on long term debt                            (204,413)       (85,085)
  Net proceeds (payments) on line of credit              304,328       (109,735)
  Purchase of stock                                      (43,526)       (62,946)
  Proceeds from the sale of stock                           --           11,769
                                                     -----------    -----------

  Cash flows provided by (used in)
    financing activities                                  56,389       (245,997)
                                                     -----------    -----------

Net decrease in cash                                     (35,327)      (442,394)

  Cash, Beginning of period                               35,327        442,394
                                                     -----------    -----------

  Cash, End of period                                $      --      $      --
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

Note C - Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value. Inventory consists of the following:

                             March 31,    December 31,
                               2001           2000
                            ----------    ------------
Raw materials               $  968,043        996,907
Finished goods                 889,814      1,064,567
                            ----------     ----------
                            $1,857,857     $2,061,474
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

      MATERIAL CHANGES IN FINANCIAL POSITION

      Total assets of the Company decreased $39,984 from $8,852,372 at December 31, 2000 to $8,812,388 at March 31, 2001. The decrease was due to a reduction in inventory and an increase in depreciation of property and equipment offset by an increase in accounts receivable.

      Accounts receivable increased $307,246 from $718,923 at December 31, 2000 to $1,026,169 at March 31, 2001 due to some significant billings near the end of the period. First Quarter 2001 sales exceeded Fourth Quarter 2000 sales by $2,058,706. Inventory decreased due to increased first quarter sales vs. production.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS cont'd.

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

      Accounts payable decreased $202,240 from $2,960,456 at December 31, 2000 to $2,758,216 at March 31, 2001 due to decreases in raw materials inventory purchases. Lower inventory was a result of large first quarter sales and pressures on cash flow. The unavailability of cash prevented the company from purchasing inventory.

      RMED entered into an agreement with a customer to manufacture disposable baby diapers in 2000. It was necessary RMED expand its production capacity to accommodate this customer's business. A second diaper machine was ordered and installed during the year. During the first half of 2000 this customer informed RMED it wasn't able to continue to contract and halted orders. Subsequently, this customer filed for bankruptcy. RMED lost a substantial amount of sales and was faced with the added expense of the second diaper machine. Other business had been passed up due to the commitment to this customer. The impact of the aforementioned caused significant cash flow problems and was related to the Company's inability to meet certain earnings covenants required by Wells Fargo Credit.

      Sources of funds included sales and bank line of credit. The loss of anticipated sales negatively impacted the Company's ability to draw on its asset based lending agreement with the bank. The lending agreement was based on the level of accounts receivable and inventory. Net loss of $54,820 also reduced available funds.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS cont'd.

      Cash flows from operating activities in the first quarter 2001 increased by $257,035 over first quarter 2000. Investing activities had a decrease of $152,354. Cash flows provided by financing activities increased by $302,386. The net decrease in cash was ($35,327) as compared to ($442,394) in 2000.

      Use of funds increased proportionately faster than sources. Fixed costs immediately increased by $54,463 monthly due to the second diaper machine payment. Interest expense payable on the bank line of credit increased due to the Company's inability to meet minimum net profit covenants.

      As of March 31, 2001 the Company's long-term debt is $3,610,796 consisting of capital leases of $2,979,590, notes payable of $131,206, and notes payable to directors of $500,000. The Company does not currently have the ability to fund its operations through March 31, 2002. Management is considering various alternatives to address the Company's liquidity.

      It was clear in late 2000 the Company required additional cash to enhance liquidity. Initially Wells Fargo Business Credit was contacted to seek an advance on the line of credit, which was turned down. Subsequently Wells Fargo Credit informed RMED they would be terminating its financing agreement. During the early months of 2001 presentations were made to 14 banks and financial institutions as well as government agencies to secure a replacement line of credit. All those contacted made it clear RMED had too little collateral to secure conventional financing. Asset-based financing would be our only alternative. This is the same type of arrangements made with Wells Fargo Credit. If an asset-based agreement could be reached it would still not provide adequate funds to make RMED liquid. Significant cash infusion would be necessary. No source of cash infusion was available.

      In early April only one financing opportunity was available. It was strictly asset-based and would not provide the company with any liquidity. In addition it would require personal guarantees beyond the scope and ability of the Board to provide. Subsequently the Board of Directors recognized that a new financing package would not be likely and decided that the Company should consider selling assets.

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

         11          Computation of earnings per share      Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RMED International, Inc.

Date: July 16, 2001

                                       /s/ Brenda Schenk
                                       -----------------------------
                                       Brenda Schenk
                                       President & Principal
                                       Financial Officer