Form 10KSB/A
period 2000-12-31
RMED INTERNATIONAL INC
filed 2001-08-14
CIK 777513

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. [X] Yes[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The Company's revenues from continuing operations for the fiscal year ended December 31, 2000 totaled $11,865,687.


As of March 29, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was $3,606,006.


There were 9,868,642 shares of the Registrant stock $.01 par value common stock outstanding as of March 29, 2001.

                            RMED International, Inc.

                                Table of Contents

                                                                           PAGE


PART  I

      Item 1. Description of Business                                        3

      Item 2. Description of Properties                                      5

      Item 3. Legal Proceedings                                              5

      Item 4. Submission of Matters to a Vote of Security Holders            6

PART II

      Item 5. Market for the Registrant's Common Equity                      6
              and Related Stockholder Matters

      Item 6. Management's Discussion and Analysis                           7

      Item 7. Financial Statements                                           9

      Item 8. Changes in and Disagreements With Accountants                 10
              on Accounting and Financial Disclosure

PART III

      Item 9. Directors and Executive Officers of the Registrant            10

      Item 10. Executive Compensation                                       12

      Item 11. Security Ownership of Certain Beneficial Owners              12
               and Management

      Item 12. Certain Relationships and Related Party Transactions         14

      Item 13. Exhibits and Reports on Form 8-K                             15


SIGNATURES                                                                  16

Part I

Item 1. DESCRIPTION OF BUSINESS

      General

      RMED International, Inc. (the "Company" or "RMED"), was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of manufacturing, marketing, distributing and selling disposable baby diapers and related products under its own branded labels and private branded labels.


      In October of 2000, RMED entered into a sales and marketing agreement with Hospital Specialty Company (HSC), a Division of The Tranzonic Companies. This agreement states that RMED will sell disposable baby diapers to HSC in accordance with HSC's specifications. RMED will maintain sufficient inventory quantities to meet HSC's customer delivery requirements. HSC will use reasonable commercial efforts to market and sell the diapers in North America and will have the exclusive right to market and sell, in North America, private label baby diapers and its own control label diapers that are manufactured by RMED. Provided that RMED can supply baby diapers pursuant to HSC's specifications, HSC agrees to purchase baby diapers exclusively from RMED. This Agreement is in effect until October 4, 2003 and then renews automatically for additional one-year terms unless either party gives at least one year's prior notice of its intention to not renew the Agreement. A copy of this exclusive agreement is filed herewith as Exhibit 10.1.


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

      Competitive Business Conditions


      Within the disposable diaper manufacturing industry, RMED competes mainly against other mid-sized private label manufacturers. The methods of competition are based on price, volume and capacity. The Company's recent alliance with Hospital Specialty Company and the addition of the second diaper machine should allow RMED to position itself as a major contender in today's private label disposable baby diaper business.


      Sources and Suppliers


      The Company has the ability to use a number of suppliers in its manufacturing process, but has chosen to build strong relationships with its vendors by using exclusive purchasing options. Materials used by the Company are available from a large number of suppliers. Some of the vendors the Company uses regularly and the respective percentage of supply provided by each include 3M (8%), Georgia-Pacific (10%) and HB Fuller (3%).

      Customers


      Between its branded label and private label products, the Company has a large customer base, however, its marketing relationship with Hospital Specialty has dominated its 2000 private label sales. Sales to Hospital Specialty Company during the year ended December 31, 2000 were 9% of total sales.


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

Item 3. LEGAL PROCEEDINGS


      In August 1994, the Company commenced an action in the United States District Court of the Southern District of New York against Sloan's Supermarkets, Inc. and John A. Catsimatidis to recover damages based on the defendants' failure to disclose, in its public filings and otherwise, the existence of an investigation by the Federal Trade Commission ("FTC") regarding the concentration of supermarkets by entities owned or controlled by the defendants. The Company purchased approximately 226,000 shares of Sloan's common stock in November and December 1993 in open market transactions on the American Stock Exchange, without knowledge of the FTC investigation, and sold a portion of these shares at a loss after June 2, 1994, when the Company learned of the FTC investigation. The legal action has been certified as a "class action" with the Company the class action representative. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter. A motion for a summary judgment has been filed and the Company awaits the Court's decision on this matter.


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


      Between January 28, 2000 and February 11, 2000, the Company sold 17,700 shares of Common Stock, which the Company had recently acquired for the purpose of issuance to employees. The Company had determined that it did not intend to issue those shares to employees as had been anticipated. The sale was for cash, for an aggregate sales price of $11,768.56. The shares were sold in the market by Westport Resources. The Company paid brokerage commissions on those sales in the amount of $333. There was no applicable exemption from the registration requirements available under the Securities Act of 1933 for that sale. The reserve for contingencies has been increased by $11,768.56 to cover any liability of the Company resulting from a successful claim by a purchaser of such stock that he is entitled to rescind the purchase. This reserve will be maintained for three years. There was no stock issued during the 3rd or 4th quarters of 2000.

      A stock purchase warrant was issued to DNJ Diaper LLC (DNJ) on June 19, 2000. The warrant allowed DNJ to purchase up to 50,000 shares of the Company's common stock at $.01 per share for a term of five years from June 19, 2000. DNJ Diaper LLC is the leasing company for the second diaper machine. The original amount of the lease for that diaper machine was $2,500,000. The Company capitalized $15,500 which was the value of the options computed by extending the options by the closing price of $.31 on June 19, 2000. The exemption from registration which the Company relied upon in issuing the option was the one provided by Section 4(2) of the Securities Act of 1933, in that the issuance was a negotiated transaction with a sophisticated party which had all relevant information about the Company, and therefore did not involve a public offering.


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

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS, cont'd.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS cont'd.

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


      As of December 31, 2000 the Company's long-term obligation is $4,691,896 consisting of a mortgage payable on the Delta, Colorado facility ($133,854), capital leases ($3,795,012), note payable for equipment ($263,030) and notes payable to shareholders/directors ($500,000). These are the only material commitments for the next 12 months. Management believes that cash, earnings, and borrowing capacity of the Company are adequate to meet the needs of its operations and long-term credit requirements, including capital expenditures and debt maturities.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS cont'd.

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

Item 7. FINANCIAL STATEMENTS


      Financial statements are included on the following pages numbered F-1 through F-21.

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

                                      --------Annual Compensation--------
Name and                                                              Other
Principal Position             Year   Salary($)   Bonuses($)  Compensation($)(1)
------------------             ----   ----------  ----------  ------------------
Edward Reiss                   2000  $ 93,500             --             --
Director, Chairman of the      1999  $ 85,981        $25,000        $12,000
Board & Co-CEO                 1998  $ 68,000             --        $31,700

Brenda Schenk                  2000  $102,300             --             --
Director, President            1999  $ 94,073        $25,000             --
& Co-CEO                       1998  $ 87,500             --             --

Todd L. Nelson                 2000  $ 96,949             --             --
Vice President Operations      1999  $ 89,163        $25,000             --
                               1998  $ 92,140             --             --

(1)   All other compensation reported above is sales commission.

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

      All forms and reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

      Name and Address (1) of         Amount of                   Percent of
      Beneficial Owner                Beneficial Ownership (2)    Common (5)
      ------------------              ------------------------    ----------

      Edward Reiss                      1,037,109 (3)                 10%

      Brenda Schenk                     2,750,221 (4)                 28%

      Thomas A. Biebel                    800,291                      8%

      John O. Harry                       510,210                      5%

      Todd L. Nelson                      362,803                      4%

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT cont'd.

      (1) The addresses of all individuals are      c/o RMED International, Inc.
                                                    3925 N. Hastings Way
                                                    Eau Claire, WI  54703


      (2) Includes the following number of shares which could be purchased under stock options exercisable within 60 days of the date hereof:
            Mr. Reiss, 200,000 shares; and Mr. Nelson, 200,000 shares. On June 30, 2000, the Board of Directors of RMED International, Inc. granted Edward Reiss and Todd Nelson common stock options in the amount of 200,000 each that are exercisable at $.30 per share and will expire June 29, 2002. These options were granted in connection with personal guarantees made by Mr. Reiss and Mr. Nelson for financial commitments of $5,000,000 to lease RMED diaper machinery. The market value of RMED's common stock approximated the options exercise price on the date of the grant.


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


      $500,000 was borrowed from two directors, Thomas Biebel and John Harry, in fiscal year 1999 for working capital. The loans were signed on March 31, 1999 and bear interest at an annual rate of 7.5%. Interest is payable monthly on the outstanding balance. Principal was due one year from the date of the loan with a provision for annual renewal. Principal payments are subordinate to banking obligations.

      On May 21, 1990, Brandy Enterprises, Ltd., a corporation wholly owned and controlled by Brenda Schenk, the President and a director of the Company, purchased, for $225,000, a 50% interest in the Company's patent (at that time an application) for a "Flushable Diaper Device and Method" pursuant to a Patent Purchase Agreement. The Agreement provided that the purchaser had the right to exchange its ownership interest in the Patent for shares of the Company's common stock. The number of shares was equal to the purchase price for the patent, divided by the closing bid price on May 21, 1990, which was $0.50 per share, or 450,000 shares. Brandy Enterprises, Ltd. exercised its rights under that Agreement on December 31, 1999, and the Company issued 450,000 shares on that date to Brenda Schenk pursuant to the direction of Brandy Enterprises, Ltd. The Company valued the shares issued in such transaction at $0.70. On December 30, 1999, the closing price of the Company's common stock was $0.75.

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

                                                      RMED International, Inc.


Date: August 14, 2001


                                                      By /s/ Brenda Schenk
                                                         -----------------------
                                                      President and Co-CEO
                                                      (Principal Financial and
                                                      Accounting Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below on August 14, 2001 by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Edward Reiss                                       08/14/01
---------------------------                            -------------------------
Edward Reiss, Chairman                                 Date
of the Board and Co-CEO
(Principal Executive Officer)

 /s/ Brenda Schenk                                     08/14/01
---------------------------                            -------------------------
Brenda Schenk                                          Date
President and Co-CEO (Principal
Financial and Accounting Officer)

/s/George Reinbacher                                   08/14/01
---------------------------                            -------------------------
George Reinbacher                                      Date
Director

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

                                  EXHIBIT INDEX
                            RMED INTERNATIONAL, INC.
                                   FORM 10-KSB

Exhibit No.       Description
-----------       -----------

2.0* Plan of acquisition, reorganization, arrangement, liquidation or succession-incorporated by reference to the Company's Current Report on Form 8-K filed December 1, 1998

3.1* Articles of Incorporation of the Company, Amended and Restated Articles of Incorporation of the Company

3.2*              By-Laws of the Company

4.2*              Credit and Security Agreement between RMED International, Inc.
                  and Wells Fargo Business Credit, Inc. dated December 3, 1999

10.1* Sales & Marketing Agreement between the Company and Hospital Specialty Company dated October 5, 2000

10.2* Standard Premises Lease between Jettar, Ltd. and National Presto Industries, Inc. dated June 12, 1996 and reassigned at the merger between the Company and Jettar, Ltd. on November 23, 1998

10.3* Equipment Lease Agreement between the Company and International Financial Services Corporation dated July 26, 1999

10.4* Master Equipment Lease Agreement between the Company and DNJ Diaper, LLC dated June 19, 2000

10.5 Patent Purchase Agreement between the Company and Brandy Enterprises, Ltd. dated May 21, 1990

16.0* Letter on change in certifying accountant-incorporated by reference to the Company's Current Reports on Form 8-K filed June 10, 1999, July 6, 1999 and July 8, 1999

*These exhibits have been filed previously with the Company's December 31, 2000 10-KSB/A dated July 16, 2001.