Form 10QSB/A
period 2001-03-31
RMED INTERNATIONAL INC
filed 2001-08-14
CIK 777513

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


      A large regional retailer made an initial purchase of $1.5 million of diapers in the first two months of the quarter ended March 31, 2001. The retailer indicates that total purchases from the Company in 2001 are expected to be $12 million, however, the retailer is not committed per the contract. No further orders, pursuant to that contract were placed in the first quarter.

      The Company's marketing agreement with Hospital Specialty Company has generated an order for $5 million. This order is currently in the artwork development stage. No actual production has begun on this order.

      The Company is also involved in artwork development for an order that is expected to generate $4 million annually. No actual production has begun on this order.

      The Company's deteriorating financial position has delayed the production of the above-mentioned orders.


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

                                       RMED International, Inc.


Date: August 14, 2001


                                       /s/ Brenda Schenk
                                       -----------------------------
                                       Brenda Schenk
                                       President & Principal
                                       Financial Officer