Form 10QSB
period 2001-06-30
RMED INTERNATIONAL INC
filed 2001-08-14
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                               |X| Yes          |__| No

There were 9,886,642 shares of the Registrant's $.01 par value common stock outstanding as of August 2, 2001.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.   Financial Information

  Item 1. Condensed Financial Statements

          Condensed Balance Sheets as of June 30, 2001 and
          December 31, 2000                                                  F-1

          Condensed Statements of Operations for the three and
          six month periods ended June 30, 2001 and 2000                     F-2

          Condensed Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000                                F-3

          Notes to Condensed Financial Statements                            F-4

  Item 2. Management's  Discussion  and  Analysis  of  Financial
          Condition and Results of Operations                                  3

PART II. Other Information                                                     6

  Items 1-5. Not applicable.

  Item 6. Exhibits and reports on Form 8-K.
          (a) Exhibits
              Exhibit 11 - Statement regarding computation of per share earnings.

          (b) Reports on form 8-K

Signatures                                                                     7

                                  RMED International, Inc.
                                  Condensed Balance Sheets
                                         (Unaudited)

                                                       June 30,     December 31,
                                                        2001           2000
                                                       --------     ------------
                              ASSETS
CURRENT ASSETS
   Cash                                               $   31,784     $   35,327
   Accounts receivable, less allowance
     for doubtful accounts of
     $30,000 and $38,000                                 885,446        718,923
Inventory                                              1,234,167      2,061,474
   Prepaids and other                                    266,696        379,943
                                                      ----------     ----------

              Total current assets                     2,418,093      3,195,667

 PROPERTY AND EQUIPMENT
       Land and building                                 253,969        253,969
       Furniture and office equipment                    149,819        146,739
       Machinery and equipment                         5,881,557      5,693,665
                                                      ----------     ----------
                                                       6,285,345      6,094,373
       Less accumulated depreciation                   1,420,191        856,507
                                                      ----------     ----------
                                                       4,865,154      5,237,866

 OTHER ASSETS                                            382,641        418,839
                                                      ----------     ----------
                                                      $7,665,888     $8,852,372
                                                      ==========     ==========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
  Note payable to bank                                $  733,535     $  909,896
  Current maturities of long-term obligations          1,505,102      1,014,629
  Accounts payable                                     2,624,148      2,960,456
  Accrued liabilities                                    485,847        430,848
                                                      ----------     ----------

          Total current liabilities                    5,348,632      5,315,829

LONG-TERM OBLIGATIONS, less current maturities         2,785,808      3,677,267

COMMITMENTS AND CONTINGENCIES                                 --             --

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value; 50,000,000 shares
       authorized; 10,492,922 shares issued
       and 9,886,642 and 9,933,642 outstanding            98,866         99,336
  Additional paid-in capital                           7,935,340      7,968,488
  Accumulated deficit                                 (8,268,758)    (7,974,548)
                                                      ----------     ----------
                                                        (234,552)        93,276
  Less notes receivable from stockholders               (234,000)      (234,000)
                                                      ----------     ----------

                                                        (468,552)      (140,724)
                                                      ----------     ----------

                                                      $7,665,888     $8,852,372
                                                      ==========     ==========

The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------    -------------------------
                                          2001           2000           2001           2000
                                          ----           ----           ----           ----

SALES                                   $ 3,087,996    $ 2,642,795    $ 7,433,446    $ 7,129,164
COST OF GOODS SOLD                        2,232,641      1,953,834      5,625,767      5,240,940
                                        -----------    -----------    -----------    -----------
      GROSS PROFIT                          855,355        688,961      1,807,679      1,888,224

OPERATING EXPENSES
      Sales and Marketing                   545,876        629,136        930,610      1,168,595
      General and Administrative            468,679        337,301        801,734        765,667
                                        -----------    -----------    -----------    -----------
                                          1,014,555        966,437      1,732,344      1,934,262

      OPERATING INCOME (LOSS)              (159,200)      (277,476)        75,335        (46,038)
OTHER INCOME (EXPENSE)
      Interest income                         6,051          5,417         11,427          9,038
      Interest expense                     (158,171)      (107,397)      (385,731)      (237,149)
      Other                                 (40,062)       447,017          4,759        449,456
                                        -----------    -----------    -----------    -----------
                                           (192,182)       345,037       (369,545)       221,345
                                        -----------    -----------    -----------    -----------
NET INCOME (LOSS) BEFORE INCOME TAXES      (351,382)        67,561       (294,210)       175,307
PROVISION FOR INCOME TAXES                       --             --             --             --
                                        -----------    -----------    -----------    -----------
NET INCOME (LOSS)                       $  (351,382)   $    67,561    $  (294,210)   $   175,307
                                        ===========    ===========    ===========    ===========
BASIC EARNINGS (LOSS) PER SHARE         $     (0.04)   $      0.01    $     (0.03)   $      0.02
                                        ===========    ===========    ===========    ===========
DILUTED EARNINGS (LOSS) PER SHARE       $     (0.04)   $      0.01    $     (0.03)   $      0.02
                                        ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES - BASIC           9,883,807      9,973,884      9,892,946      9,978,734
                                        ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES - DILUTED         9,883,807      9,973,884      9,892,946      9,980,718
                                        ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        2001            2000
                                                        ----           ----

Cash flows from operating activities
   Net income (loss)                                  $ (294,210)    $  175,307
   Adjustments to reconcile net income (loss)
     to cash flows from operating activities:
        Depreciation and amortization                    581,323        226,609
        Changes in operating assets and
          liabilities:
            Accounts receivable                         (166,523)        73,080
            Inventory                                    827,307        475,341
            Prepaid and other                            114,653        410,287
            Accounts payable and
             accrued liabilities                        (281,309)      (271,110)
                                                      ----------     ----------
           Cash flows provided by
                  operating activities                   781,241      1,089,514

Cash flows from investing activities
   Purchases of equipment                               (190,970)      (241,046)
   Net proceeds from sale of Investments                      --         32,715
   Decrease in other assets                               17,151         37,009
                                                      ----------     ----------

           Cash flows used in investing activities      (173,819)      (171,322)

Cash flows from financing activities
   Payments on long term obligations                    (400,986)      (195,349)
   Net payments on note payable to bank                 (176,361)    (1,112,892)
   Purchase of stock                                     (43,526)       (64,114)
   Proceeds from the sale of stock                         9,908         11,769
                                                      ----------     ----------

           Cash flows used in financing activities      (610,965)    (1,360,586)
                                                      ----------     ----------
Net decrease in cash                                      (3,543)      (442,394)

   Cash, Beginning of period                              35,327        442,394
                                                      ----------     ----------
   Cash, End of period                                $   31,784     $       --
                                                      ==========     ==========


Supplemental disclosure of cash flow information
    and noncash investing and
    financing activities:
    Cash paid for interest                            $  367,496     $  246,826
                                                      ==========     ==========

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

Certain amounts have been reclassified to conform to the June 30, 2001 financial statement presentation.

Note B - Corporate Liquidity

Management has prepared the financial statements referred to above assuming the Company will continue as a going concern. The Company does not currently have the ability to fund its operations through June 30, 2002. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management is currently considering various alternatives to address the Company's liquidity.

Note C - Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value. Inventory consist of the following:

                                  June 30,                  December 31,
                                    2001                        2000
                                    ----                        ----

Raw materials                      848,988                      996,907
Finished goods                     385,179                    1,064,567
                                 ---------                    ---------
                                 1,234,167                    2,061,474

Note D - Income Taxes

The provision for income taxes for the three months ended June 30, 2001 and 2000 have been offset principally by an increase in the valuation allowance for deferred taxes.

Note E - Net Earnings Per Share

The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options to purchase 450,000 and 801,924 shares of common stock with a weighted average exercise price of $1.00 and $0.27 were outstanding during the three and six months ended June 30, 2000, but were excluded because they were antidilutive.

Note F - Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

The Company is currently reviewing the affect of these Statements on their financial statements.

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

      MATERIAL CHANGES IN FINANCIAL POSITION

      Total assets of the Company decreased $1,186,484 or 13% from $8,852,372 at December 31, 2000 to $7,665,888 at June 30, 2001. The decrease was due to reductions in accounts receivable, inventory, prepaids and other assets.

      Accounts receivable increased $166,523 or 23% from $718,923 at December 31, 2000 to $885,446 at June 30, 2001.

      During the six month period ended June 30, 2001, net working capital decreased by $810,377 or 38% primarily due to decreases in inventory and prepaid expenses and increases in current maturities of long-term debt and accrued liabilities.

      Total liabilities at June 30, 2001 were $8,134,440 compared to $8,993,096 at December 31, 2000. The decrease was primarily due to reductions in the note payable to bank and accounts payable.

      Total stockholders' equity decreased $327,828 or 233% during the six month period ended June 30, 2001 primarily due to net loss.

      MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Net sales for the quarter ended June 30, 2001 were $3,087,996 compared to $2,642,795 for the quarter ended June 30, 2000, an increase of $445,201. The increase in sales dollars of 17% was primarily a result of new private label sales generated through the Company's alliance with Hospital Specialty Company. Quarterly sales for the Company's natural products division were $1,045,475.

      Gross profit as a percentage of sales was 28% during the quarter ended June 30, 2001 compared to 26% for the quarter ended June 30, 2000.

      Sales and marketing expenses for the quarter ended June 30, 2001 were $545,876 compared to $629,136 for the quarter ended June 30, 2000, a decrease of 13% due to reductions in promotional activities with retail customers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

      Interest expense increased in the second quarter of fiscal 2001 to $158,171 from $107,397 in the second quarter of fiscal 2000. The increases resulted primarily from interest expense associated with the bank line of credit and the lease payment for the second diaper machine.

      Net loss for the quarter ended June 30, 2001 was ($351,382) as compared to net income of $67,561 for the quarter ended June 30, 2000.

      Liquidity and Capital Resources

      At June 30, 2001, current liabilities exceeded current assets by $2,930,539 compared with $2,120,162 at December 31, 2000. The decrease in working capital is primarily due to decreases in inventory and prepaids and increases in current maturities of long-term debt and accrued liabilities.

      Accounts payable decreased $336,308 from $2,960,456 at December 31, 2000 to $2,624,148 at June 30, 2001 due to decreases in raw materials inventory purchases. The unavailability of cash prevented the company from purchasing inventory.

      RMED entered into an agreement with a customer to manufacture disposable baby diapers in 2000. It was necessary RMED expand its production capacity to accommodate this customer's business. A second diaper machine was ordered and installed during the year. During the first half of 2000 this customer informed RMED it wasn't able to continue to contract and halted orders. Subsequently, this customer filed for bankruptcy. RMED lost a substantial amount of sales and was faced with the added expense of the second diaper machine. Other business had been passed up due to the commitment to this customer. The impact of the aforementioned caused significant cash flow problems and is related to the Company's inability to meet certain earnings covenants required by Wells Fargo Credit.

      Sources of funds included sales and bank line of credit. The loss of anticipated sales negatively impacted the Company's ability to draw on its asset based lending agreement with the bank. The lending agreement was based on the level of accounts receivable and inventory. Net loss of ($351,382) also reduced available funds.

      Cash flows from operating activities in the second quarter 2001 decreased by $308,273 over second quarter 2000. Investing activities had a decrease of $2,497. Cash flows provided by financing activities increased by $749,621. The net decrease in cash was ($3,543) as compared to ($442,394) in 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

      Use of funds increased proportionately faster than sources. Fixed costs immediately increased by $54,463 monthly due to the second diaper machine payment. Interest expense payable on the bank line of credit increased due to the Company's inability to meet minimum net profit covenants.

      As of June 30, 2001 the Company's long-term debt is $2,785,808 consisting of capital leases of $2,553,250 and notes payable of $232,558. The Company does not currently have the ability to fund its operations through June 30, 2002. Management is considering various alternatives to address the Company's liquidity.

      In late 2000 it became clear that the Company required additional cash to enhance liquidity. Initially Wells Fargo Business Credit was contacted to seek an advance on the line of credit, which was turned down. Subsequently Wells Fargo Credit informed RMED they would be terminating its financing agreement. During the early months of 2001 presentations were made to 14 banks and financial institutions as well as government agencies to secure a replacement line of credit. All those contacted made it clear RMED had too little collateral to secure conventional financing. Asset-based financing would be our only alternative. This is the same type of arrangements made with Wells Fargo Credit. If an asset-based agreement could be reached it would still not provide adequate funds to make RMED liquid. Significant cash infusion would be necessary. No source of cash infusion was available.

      In April of 2001 only one financing opportunity was available. It was strictly asset-based and would not provide the company with any liquidity. In addition it required personal guarantees beyond the scope and ability of the Board to provide. Subsequently the Board of Directors recognized that a new financing package would not be likely and decided that the Company should consider selling assets.

      In June of 2001 the Company's board of directors tentatively accepted an asset purchase agreement to sell substantially all of the assets of the Company. The buyers, a group that includes Thomas A. Biebel and John O. Harry, two of our major shareholders and former directors, will assume debt and lease obligations as payment of the purchase price. The asset purchase needs to be approved by the shareholders and the preliminary proxy statement filed on July 18, 2001 must be accepted by the SEC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

      When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors."

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

       Item No.         Item                               Method of Filing
       --------         ----                               ----------------
         11         Computation of earnings per share       Filed herewith

      (b) Reports on Form 8-K
      During the quarter ended June 30, 2001, there was one report filed on form 8-K dated May 10, 2001 to report the resignation of two of the Company's directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        RMED International, Inc.

Date: August 14, 2001

                                                        /s/ Brenda Schenk
                                                        Brenda Schenk
                                                        President & Principal
                                                        Financial Officer