Form 10KSB/A
period 2000-12-31
RMED INTERNATIONAL INC
filed 2001-08-17
CIK 777513

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

      All forms and reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.


      Name and Address (1) of         Amount of                   Percent of
      Beneficial Owner                Beneficial Ownership (2)    Common (5)
      ------------------              ------------------------    ----------

      Edward Reiss                      1,037,109 (3)                 10%

      Brenda Schenk                     2,750,221 (4)                 28%

      Thomas A. Biebel                    800,291                      8%

      John O. Harry                       510,210                      5%

      Todd L. Nelson                      362,803                      4%

      All Executive Officers
      And Directors As A Group          5,460,634                     54%

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT cont'd.

      (1) The addresses of all individuals are      c/o RMED International, Inc.
                                                    3925 N. Hastings Way
                                                    Eau Claire, WI  54703

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
                                                      ==========    ==========

                            RMED International, Inc.

                           December 31, 2000 and 1999

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES - Continued

      Property and Equipment


      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 years for furniture and office equipment, 5 - 10 years for machinery and equipment, and 39 years for buildings. Equipment under capital leases is depreciated using the straight-line method over the term of the lease. The carrying value of the assets is assessed periodically or when factors indicating impairment are present. Projected undiscounted cash flows are used in assessing these assets.


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