Form 10QSB
period 2001-09-30
RMED INTERNATIONAL INC
filed 2001-11-13
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                            X Yes       __No

There were 9,886,642 shares of the Registrant's $.01 par value common stock outstanding as of October 31, 2001.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                           PAGE
                                                                           ----

PART I. Financial Information

  Item 1.   Condensed Financial Statements

            Condensed Balance Sheets as of September 30, 2001 and          F-1
            December 31, 2000

            Condensed Statements of Operations for the three and           F-2
            nine months ended September 30, 2001 and 2000

            Condensed Statements of Cash Flows for the nine                F-3
            months ended September 30, 2001 and 2000

            Notes to Condensed Financial Statements                        F-4

  Item 2.   Management's Discussion and Analysis of Financial                3
            Condition and Results of Operations

PART II. Other Information                                                   6

  Items 1-5.  Not applicable.

  Item 6.     Exhibits and reports on Form 8-K.
              (a) Exhibits
                  Exhibit 11 - Statement regarding computation of per share earnings.

              (b) Reports on form 8-K

Signatures                                                                   7

                            RMED International, Inc.
                            Condensed Balance Sheets
                                  (Unaudited)

                                                                                  September 30,         December 31,
                                                                                      2001                  2000
                                                                                  -------------         ------------
                                           ASSETS

CURRENT ASSETS
        Cash                                                                       $        --          $    35,327
        Accounts receivable, less allowance for doubtful                             1,245,638              718,923
             accounts of $30,000 and $38,000
        Inventory                                                                    1,389,917            2,061,474
        Prepaids and other                                                             323,344              379,943
                                                                                   -----------          -----------

                   Total current assets                                              2,958,899            3,195,667

 PROPERTY AND EQUIPMENT
        Land and building                                                              253,969              253,969
        Furniture and office equipment                                                 154,037              146,739
        Machinery and equipment                                                      5,893,115            5,693,665
                                                                                   -----------          -----------
                                                                                     6,301,121            6,094,373
        Less accumulated depreciation                                                1,702,031              856,507
                                                                                   -----------          -----------
                                                                                     4,599,090            5,237,866

 OTHER ASSETS                                                                          349,958              418,839
                                                                                   -----------          -----------

                                                                                   $ 7,907,947          $ 8,852,372
                                                                                   ===========          ===========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
        Note payable to bank                                                       $   894,731          $   909,896
        Current maturities of long-term obligations                                  2,095,875            1,014,629
        Accounts payable                                                             2,414,730            2,960,456
        Accrued liabilities                                                            744,909              430,848
                                                                                   -----------          -----------

                   Total current liabilities                                         6,150,245            5,315,829

 LONG-TERM OBLIGATIONS, less current maturities                                      2,549,013            3,677,267

 COMMITMENTS AND CONTINGENCIES                                                              --                   --

 STOCKHOLDERS' DEFICIT
        Common stock, $.01 par value; 50,000,000 shares
             authorized; 10,492,922 shares issued
             and 9,886,642 and 9,933,642 outstanding                                    98,866               99,336
        Additional paid-in capital                                                   7,935,340            7,968,488
        Accumulated deficit                                                         (8,591,517)          (7,974,548)
                                                                                   -----------          -----------
                                                                                      (557,311)              93,276
        Less notes receivable from stockholders                                       (234,000)            (234,000)
                                                                                   -----------          -----------
                                                                                      (791,311)            (140,724)
                                                                                   -----------          -----------

                                                                                   $ 7,907,947          $ 8,852,372
                                                                                   ===========          ===========

The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                          September 30,
                                                           --------------------------------        --------------------------------
                                                               2001                 2000               2001                2000
                                                           ------------        ------------        ------------        ------------
SALES                                                      $  2,863,369        $  2,449,779        $ 10,296,815        $  9,578,943

COST OF GOODS SOLD                                            2,259,819           1,855,107           7,885,586           7,096,047
                                                           ------------        ------------        ------------        ------------

        GROSS PROFIT                                            603,550             594,672           2,411,229           2,482,896

OPERATING EXPENSES
        Sales and Marketing                                     393,455             465,331           1,324,065           1,633,926
        General and Administrative                              346,016             315,797           1,147,750           1,081,464
                                                           ------------        ------------        ------------        ------------
                                                                739,471             781,128           2,471,815           2,715,390

        OPERATING (LOSS)                                       (135,921)           (186,456)            (60,586)           (232,494)

OTHER INCOME (EXPENSE)
        Interest income                                           1,599               5,364              13,026              14,402
        Interest expense                                       (189,287)           (126,626)           (575,018)           (363,775)
        Other                                                       850             380,722               5,609             830,178
                                                           ------------        ------------        ------------        ------------

                                                               (186,838)            259,460            (556,383)            480,805
                                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                          (322,759)             73,004            (616,969)            248,311

PROVISION FOR INCOME TAXES                                           --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                          $   (322,759)       $     73,004        $   (616,969)       $    248,311
                                                           ============        ============        ============        ============

BASIC EARNINGS (LOSS) PER SHARE                            $      (0.03)       $       0.01        $      (0.06)       $       0.02
                                                           ============        ============        ============        ============

DILUTED EARNINGS (LOSS) PER SHARE                          $      (0.03)       $       0.01        $      (0.06)       $       0.02
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE SHARES - BASIC                               9,886,642           9,963,859           9,890,789           9,973,776
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE SHARES - DILUTED                             9,886,642           9,963,859           9,890,789           9,975,098
                                                           ============        ============        ============        ============


The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   --------------------------------
                                                                                       2001                 2000
                                                                                   -----------          -----------
Cash flows from operating activities
       Net income (loss)                                                           $  (616,969)         $   248,311
       Adjustments to reconcile net income (loss)  to cash
          provided by operating activities:
               Depreciation and amortization                                           871,984              361,207
       Changes in operating assets and liabilities:
                Accounts receivable                                                   (526,715)             756,295
                Inventory                                                              671,557              519,876
                Prepaid and other                                                       99,020              436,158
                Accounts payable and accrued liabilities                               610,643             (613,889)
                                                                                   -----------          -----------

                     Cash flows provided by
                        operating activities                                         1,109,520            1,707,958

Cash flows from investing activities
       Net proceeds from sale of investments                                                --               32,715
       Purchases of equipment                                                         (206,748)            (553,097)
                                                                                   -----------          -----------

                     Cash flows used in investing activities                          (206,748)            (520,382)

Cash flows from financiang activities
       Payments on long term debt                                                     (889,316)            (392,582)
       Net payments on line of credit                                                  (15,165)          (1,182,173)
       Purchase of stock                                                               (43,526)             (66,984)
       Proceeds from the sale of stock                                                   9,908               11,769
                                                                                   -----------          -----------

                     Cash flows used in financing activities                          (938,099)          (1,629,970)
                                                                                   -----------          -----------

Net decrease in cash                                                                   (35,327)            (442,394)

       Cash, Beginning of period                                                        35,327              442,394
                                                                                   -----------          -----------

       Cash, End of period                                                         $        --          $        --
                                                                                   ===========          ===========

Supplemental disclosure of cash flow information and noncash investing and financing activities:
       Cash paid for interest                                                      $   189,301          $   246,826
                                                                                   ===========          ===========

The accompanying notes are an integral part of these statements

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

Certain amounts have been reclassified to conform to the September 30, 2001 financial statement presentation.

Note B - Corporate Liquidity

Management has prepared the financial statements referred to above assuming the Company will continue as a going concern. The Company does not currently have the ability to fund its operations in the short-term or long-term. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management is currently considering various alternatives to address the Company's liquidity.

Note C - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consist of the following:

                           September 30,             December 31,
                               2001                     2000
                           -------------             ------------

Raw materials                 978,386                   996,907
Finished goods                411,531                 1,064,567
                            ---------                 ---------
                            1,389,917                 2,061,474

Note D - Long-term Obligations

During the quarter ended September 30, 2001 management signed three unsecured promissory notes totaling $842,308 with vendors reducing the amount accounts payable owed by the company to the respective vendors. The notes bear interest at 8% and are due in monthly installments ranging from $9,000 to $25,000 and expire at various dates through September 15, 2003.

Note E - Income Taxes

The provision for income taxes for the three months ended September 30, 2001 and 2000 have been offset principally by an increase in the valuation allowance for deferred taxes.

Note F - Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Major provisions of these Statements and their effective dates for the Company are as follows:

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

      MATERIAL CHANGES IN FINANCIAL POSITION
      --------------------------------------

      Total assets of the Company decreased $944,425 or 11% from $8,852,372 at December 31, 2000 to $7,907,947 at September 30, 2001. The decrease was due to reductions in accounts receivable, inventory, prepaids and other assets.

      Accounts receivable increased $526,715 or 73% from $718,923 at December 31, 2000 to $1,245,638 at September 30, 2001. The increase was mainly due to increased sales with our marketing partner, Hospital Specialty Company, that occurred towards the end of the third quarter.

      Total liabilities at September 30, 2001 were $8,699,258 compared to $8,993,096 at December 31, 2000. The decrease was primarily due to reductions in the note payable to bank and accounts payable and notes payable.

      Total stockholders' equity decreased $650,587 or 462% during the nine month period ended September 30, 2001 primarily due to net loss.

      MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Net sales for the quarter ended September 30, 2001 were $2,863,369 compared to $2,449,779 for the quarter ended September 30, 2000, an increase of $413,590. The increase in sales dollars of 17% was primarily a result of new private label sales generated through the Company's alliance with Hospital Specialty Company. Quarterly sales for the Company's natural products division were $960,302.

      Gross profit as a percentage of sales was 21% during the quarter ended September 30, 2001 compared to 24% for the quarter ended September 30, 2000. Private label sales are now a larger portion of RMED's business and these sales generate lower margins.

      Sales and marketing expenses for the quarter ended September 30, 2001 were $393,455 compared to $465,331 for the quarter ended September 30, 2000, a decrease of 15% due to reductions in promotional activities with retail customers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS, Cont'd.

      Interest expense increased in the third quarter of fiscal 2001 to $189,287 from $126,626 in the third quarter of fiscal 2000. The increases resulted primarily from interest expense associated with the bank line of credit.

      Net loss for the quarter ended September 30, 2001 was $322,759 as compared to net income of $73,004 for the quarter ended September 30, 2000.

      Liquidity and Capital Resources
      -------------------------------

      At September 30, 2001, current liabilities exceeded current assets by $3,191,346 compared with $2,120,162 at December 31, 2000. The decrease in working capital is primarily due to decreases in inventory and prepaids and increases in current maturities of long-term debt and accrued liabilities.

      Accounts payable decreased $545,726 from $2,960,456 at December 31, 2000 to $2,414,730 at September 30, 2001 due to decreases in raw materials inventory purchases. The unavailability of cash prevented the company from purchasing inventory.

      Cash flows from operating activities in the third quarter 2001 decreased by $1,445,301 over third quarter 2000. Investing activities had an increase of $330,235. Cash flows provided by financing activities increased by $1,226,332. The net decrease in cash was ($331,127) as compared to ($442,394) in 2000.

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

      Sources of funds included sales and bank line of credit. The loss of anticipated sales negatively impacted the Company's ability to draw on its asset based lending agreement with the bank. The lending agreement was based on the level of accounts receivable and inventory. Net third quarter loss of ($322,759) also reduced available funds.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS, Cont'd.

      Use of funds increased proportionately faster than sources. Fixed costs increased by $54,463 monthly, due to the second diaper machine payment. Interest expense payable on the bank line of credit increased due to the Company's inability to meet minimum net profit covenants.

      As of September 30, 2001 the Company's long-term debt is $2,549,013 consisting of capital leases of capital leases of $2,447,774 and notes payable of $101,239. The Company does not currently have the ability to fund its operations through September 30, 2002. Management is considering various alternatives to address the Company's liquidity.

      In late 2000 it became clear that the Company required additional cash to enhance liquidity. Initially Wells Fargo Business Credit was contacted to seek an advance on the line of credit, which was turned down. Subsequently Wells Fargo Credit informed RMED they would be terminating its financing agreement. During the early months of 2001 presentations were made to 14 banks and financial institutions as well as government agencies to secure a replacement line of credit. All those contacted made it clear RMED had too little collateral to secure conventional financing. Asset-based financing would be our only alternative. This is the same type of arrangement made with Wells Fargo Credit. If an asset-based agreement could be reached it would still not provide adequate funds to make RMED liquid. Significant cash infusion would be necessary. No source of cash infusion was available.

      In April 2001 only one financing opportunity was available. It was strictly asset-based and would not provide the company with any liquidity. In addition it required personal guarantees beyond the scope and ability of the Board to provide. Subsequently the Board of Directors recognized a new financing package would not be likely and decided the Company should consider selling assets.

      In June 2001 the Company's board of directors approved the sale of substantially all the assets of the Company with the buyer assuming debt and lease obligations as payment of the purchase price. A definitive proxy statement and Asset Purchase agreement was submitted and subsequently approved by the SEC. A special shareholders meeting was called on September 13, 2001 where a majority of shareholders approved the sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS, Cont'd.

      When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors."

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Item No.    Item                                   Method of Filing
      --------    ----                                   ----------------
        11        Computation of earnings per share      Filing herewith

      (b) Reports on Form 8K

      During the quarter ended September 30, 2001, there was one report filed on form 8-K dated October 1, 2001 to report the resignation of one of the Company's directors and the appointment of one new director.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1937, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        RMED International, Inc.

Date: November 14, 2001

                                                           /s/Brenda Schenk
                                                           ---------------------
                                                           Brenda Schenk
                                                           President & Principal
                                                           Financial Officer