Form 10KSB
period 2001-12-31
RMED INTERNATIONAL INC
filed 2002-03-29
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                               675 Industrial Blvd
                                 Delta, CO 81416
                          -----------------------------
                          (Address of Principal Office)

                                 (970) 874-7536
                         -------------------------------
                         (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01
                                                    Par value (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [_]

The Company's revenues from continuing operations for the fiscal year ended December 31, 2001 totaled $12,409,860.

As of March 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was $1,442,783.

There were 8,488,291 shares of the Registrant stock $.01 par value common stock outstanding as of March 15, 2002.

                            RMED International, Inc.

                                Table of Contents

                                                                            PAGE

PART I
               Item 1.  Description of Business                               3

               Item 2.  Description of Properties                             4

               Item 3.  Legal Proceedings                                     4

               Item 4.  Submission of Matters to a Vote of Security
                        Holders                                               5

PART II
               Item 5.  Market for the Registrant's Common Equity             5
                        and Related Stockholder Matters

               Item 6.  Management's Discussion and Analysis                  6

               Item 7.  Financial Statements                                  8

PART III
               Item 8.  Changes in and disagreements with accountants
                        on accounting And financial disclosure                9

               Item 9.  Directors and Executive Officers of the Registrant    9

               Item 10. Executive Compensation                               10

               Item 11. Security Ownership of Certain Beneficial Owners      10
                        and Management

               Item 12. Certain Relationships and Related Party
                        Transactions                                         11

               Item 13. Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                                   13

Part I

Item 1. DESCRIPTION OF BUSINESS

      General

      RMED International, Inc. (the "Company" or "RMED"), was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of, marketing, distributing and selling disposable baby diapers and related products under its own branded labels.

      On November 19, 2001, the Company entered into an agreement to sell its manufacturing equipment and other related assets to National Presto Industries, Inc. (Presto)(NYSE: NPK). These assets represented substantially all of the assets of the Company. Presto formed a subsidiary company, Presto Absorbent Products, Inc. to operate the assets acquired and has entered into a long term manufacturing contract with RMED to manufacture certain disposable diaper products for the company. The assets sold, primarily located in Eau Claire, WI included two diaper-making machines and our inventory, prepaid expenses and accounts receivable. Presto assumed certain obligations of the Company, including accounts payable, accrued expenses, notes payable and lease obligations in lieu of any cash payment. The Company retains its intellectual property and intangible assets relating to the Tushies(R), TenderCare(R) and natural/environmental products. The Company also retained its current websites, the warehouse located in Delta, Colorado and all contracts.

      Business Strategy

      The Company is marketing its products internationally through health product stores, mail order, catalogues, Tushies Baby Care Representatives at 1-800-344-6379, the Internet at tushies.com, ecomall.com, drugstore.com, greenbabyco.com and in an ongoing direct marketing relationship with Earth's Best Baby Food, a division of Hain Food Group. Earth's Best Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company.

      Product Description

      The Company currently distributes the following products:

      Tushies(R) - Is a GEL-FREE alternative disposable diaper featuring patented natural blend cotton absorbency, cloth-like back sheet; available in four sizes and is made without artificial chemical absorbents.

      TushiesWipes - Is a natural formula wipe packaged in tubs, refills and travel packs under the TushiesWipes brand. The wipes contain Aloe Vera, are hypoallergenic and alcohol-free.

      TenderCare(R) Disposable Diapers - Is a GEL-FREE alternative disposable diaper that allows the Company to be price and design competitive with the leading national brands. TenderCare is available in four sizes and is made without artificial chemical absorbents.

      Patents, Trademarks and Registrations

      The Company currently holds patents in cotton blend and flushable disposable diapers, various trademarks and owns over 100 Internet domain names for its products and related baby businesses.

      Competitive Business Conditions

      Within the environmental disposable diaper manufacturing industry, RMED is unique in the industry that has few, if any alternatives. Competition is based on price, volume and capacity. The Company's recent disposition of the manufacturing facility allowed RMED to strengthen its position as the major contender in today's environmental disposable baby diaper business.

      Sources and Suppliers

      The Company has the ability to use a number of manufacturing suppliers, but has chosen to build strong relationships with its vendors by using exclusive purchasing options. Materials used by the Company are available from a large number of suppliers. The Company has exclusive, long-term manufacturing agreements with its manufacturers.

      Customers

      The Company has a large customer base with a strong mix of Health Foods Stores, Diaper Services and direct sales through its web sites and Colorado based customer service center. No single customer accounted for more than 10% of sales during the year ended December 31, 2001.

      Employees

      As of December 31, 2001, the Company had 9 full-time employees.

Item 2. DESCRIPTION OF PROPERTIES

      The principal office of the Company is located at 675 Industrial Boulevard, Delta, Colorado. The 10,000 square foot Delta, Colorado facility is owned by the Company, and is on 1.2 acres in an industrial park. The Company maintains its mail order and phone operations at this location.

Item 3. LEGAL PROCEEDINGS

      In August 1994, the Company commenced an action in the United States District Court of the Southern District of New York against Sloan's Supermarkets, Inc. and John A. Catsimatidis to recover damages based on the defendants' failure to disclose, in its public filings and otherwise, the existence of an investigation by the Federal Trade Commission ("FTC") regarding the concentration of supermarkets by entities owned or controlled by the defendants. The Company purchased approximately 226,000 shares of Sloan's common stock in November and December 1993 in open market transactions on the American Stock Exchange, without knowledge of the FTC investigation, and sold a portion of these shares at a loss after June 2, 1994, when the Company learned of the "FTC" investigation. The legal action has been certified as a "class action," with the Company designated as the class action representative. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter. On February 21, 2002 the United States District Court for the Southern District of New York, by opinion and order denied the defendants', Sloan's Supermarkets, Inc. (now Gristede's Food, Inc.) and John Catsimatidis, motion for summary judgment to dismiss the claims brought under section 10b-5 of the Securities Exchange Act and Rule 10b-5, and for common law fraud. The case is set for pretrial conference in April 2002.

      The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company called a special meeting of Shareholders, which was held on September 13, 2001. The Company solicited proxies for that meeting under Regulation 14A. At the meeting, a vote was taken to approve a proposed sale of assets of the Company. The meeting was adjourned to reconvene on September 20, 2001. The meeting was reconvened and adjourned to reconvene on each of the following dates; October 4, 2001, October 18, 2001 and October 30, 2001.

      On each date, other than at the October 30 meeting, the meeting was reconvened to the later date. The vote to adjourn to reconvene on each date was 7,464,340 shares FOR, none against. At the meeting on October 30, 2001, a vote was taken to amend the resolution adopted by the Shareholders on September 13, 2001, to remove from that resolution the identity of the buyer of the assets. The vote on that amendment was 7,464,340 shares FOR, 4,005 abstain and none AGAINST. The sale of substantially all the assets was approved on October 30, 2001.

Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

      The Company's common stock is traded on the "Electronic Bulletin Board System" (OTC-BB) with the symbol TUSH.OB.

      The following table shows the high and low sales prices for each quarter within the last two fiscal years.

                 Qtr 1           Qtr 2           Qtr 3           Qtr 4
                 -----           -----           -----           -----
             2001    2000     2001    2000    2001    2000    2001    2000
             ----    ----     ----    ----    ----    ----    ----    ----

High        $1.250  $.0910   $0.910  $0.562  $0.440  $0.320  $0.500  $0.440

Low         $0.220  $0.375   $0.170  $0.230  $0.210  $0.230  $0.200  $0.170

      As of December 31, 2001, there were 968 holders of record of the Company's common stock.

      A stock purchase warrant was issued to DNJ, LLC (DNJ) on June 19, 2000. The warrant allowed DNJ to purchase up to 50,000 shares of the Company's common stock at $.01 per share for a term of five years starting June 19, 2000.

      During 2001 and 2000, the Company sold 18,000 and 17,700 shares of Common Stock, which the Company had recently acquired for the purpose of issuance to employees. The Company determined that it did not intend to issue those shares to employees as had been anticipated. The sales were for cash and aggregated $9,908 and $11,769. Westport Resources sold the shares in the market. The Company paid brokerage commission on those sales in the amount of $280 and $333. There was no applicable exemption from the registration requirements available under the Securities Act of 1933 for that sale.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      Material Changes in Financial Position

      On November 19, 2001, the Company entered into an agreement to sell its manufacturing equipment and other related assets to National Presto Industries, Inc. (Presto)(NYSE: NPK). These assets represented substantially all of the assets of the Company. Presto formed a subsidiary company, Presto Absorbent Products, Inc. to operate the assets acquired and has entered into a long term manufacturing contract with RMED to manufacture certain disposable diaper products for the company. The assets sold, primarily located in Eau Claire, WI included two diaper-making machines and our inventory, prepaid expenses and accounts receivable. Presto assumed certain obligations of the Company, including accounts payable, accrued expenses, notes payable and lease obligations in lieu of any cash payment. The Company retains its intellectual property and intangible assets relating to the Tushies(R), TenderCare(R) and natural/environmental products. The Company also retained its current websites, the warehouse located in Delta, Colorado and all contracts.

      Total assets of the Company decreased $8,242,244 from $8,852,372 at December 31, 2000 to $610,128 at December 31, 2001, a decrease of 94%, primarily due to the substantial sale of assets to Presto and write-off of the patent asset totaling $253,693.

      Net working capital deficit decreased $2,003,618 or 94.5% from $2,120,162 at December 31,2000 to $116,544 at December 31, 2001. The decrease was primarily due to the sale of assets and assumption of liabilities by Presto.

      Total liabilities at December 31, 2001 were $563,504 compared to $8,993,096 at December 31, 2000, a decrease of 94%. The decrease was primarily due to decreases in accounts payable and current and long-term obligations relating to the sale of assets. The Company also restructured a portion of their long-term obligations and accounts payable. The Company negotiated separate agreements with lenders and vendors whereby the Company transferred a portion of their debt to Presto in exchange for the forgiving a portion of the debt.

      Total stockholders' equity increased $187,348 or 133.1% during the year ended December 31, 2001. The reduction in expenditures is a result of the discontinuation of the production facility and its related costs coupled with the maintenance of substantial sales in the natural/environmental market positions the Company to generate a more profitable operation in the future.

      Material Changes in Results of Operations

      Net sales for the year ended December 31, 2001 were $12,409,860 compared to $11,865,687 for the year ended December 31, 2000, an increase of $544,173 or 5%. The company's unit volume, however, decreased only 2% as a result of the sales mix moving from branded label sales with a higher selling price to private label sales and sub-contract manufacturing which amounted to $2,000,000 in 2001.

      Gross margin decreased $299,573 or 10% from $2,859,751 in 2000 to $2,560,178 in 2001. The decrease was primarily the result of the sales mix moving from high margin branded label sales to private label sales with lower margin.

      Operating expenses for the year ended December 31, 2001 was $3,221,203 compared to $3,438,351 for the year ended December 31, 2000, a decrease of $217,148 or 6%. The decrease was primarily due to a reduction in promotional activities and the November 19, 2001 sale of substantially all the assets to Presto, write-off of the patent and forgiveness of debt.

      Net income for the year ended December 31, 2001 was $236,013 as compared to a net loss of $54,820 for the year ended December 31, 2000, a gain over the previous year of 530.5% primarily due to an extraordinary gain of $570,004 related to debt forgiveness and a gain of $892,810 resulting from the sale of substantially all the manufacturing assets of the Company.

      Liquidity and Capital Resources

      At December 31, 2001 the Company had negative working capital ($116,544) consisting of $387,960 in current assets and $504,504 in current liabilities.

      As of December 31, 2001 the Company's long-term obligation is $59,000 consisting of a mortgage payable on the Delta, Colorado facility. This is the only material commitments for the next 12 months. Management believes that cash and earnings of the Company are adequate to meet the needs of its operations and long-term credit requirements.

      Cash at year-end 2001 increased by $67,979 over 2000. Net cash provided by operating activities decreased by $499,151 due to reduced earnings in 2001 after considering the impact of debt forgiveness and gain on disposition of assets. Net cash used in investing activities decreased by $661,220 due to a reduction in 2001 equipment purchases. Net cash used in financing activities decreased by $312,977 due to the payoff of long-term obligations.

      Impact of Inflation

      The impact of inflation on the Company's results of operations is not readily determinable. However, the Company does not believe the impact varies materially from that experienced by the national economy as a whole. As sales increase, it is possible the Company may be able to reduce costs and thereby minimize the impact of inflation.

      Forward Looking Statements

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

Item 7. FINANCIAL STATEMENTS

      Financial statements are included on the following pages numbered F-1 through F-19.

                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................... F-2

FINANCIAL STATEMENTS

   BALANCE SHEETS.......................................................... F-3

   STATEMENTS OF OPERATIONS................................................ F-5

   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)............................ F-6

   STATEMENTS OF CASH FLOWS................................................ F-7

   NOTES TO FINANCIAL STATEMENTS........................................... F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
RMED International, Inc.

      We have audited the accompanying balance sheets of RMED International, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMED International, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedule II of RMED International, Inc. for each of the two years in the period ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                    /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 15, 2002 (except for Note M as to which the date is March 14, 2002)

                            RMED International, Inc.

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

           ASSETS                                        2001          2000
                                                       --------     ----------

CURRENT ASSETS
   Cash                                                $103,306     $   35,327
   Accounts receivable, less allowances of
     $9,500 and $38,000 at December 31, 2001
     and 2000                                           192,024        718,923
   Inventory                                             70,542      2,061,474
   Prepaids and other                                    22,088        379,943
                                                       --------     ----------

                Total current assets                    387,960      3,195,667

PROPERTY AND EQUIPMENT
   Land and building                                    236,761        253,969
   Furniture and office equipment                        56,400        146,739
   Machinery and equipment                                3,362      5,693,665
                                                       --------     ----------
                                                        296,523      6,094,373
   Less accumulated depreciation                        103,634        856,507
                                                       --------     ----------
                                                        192,889      5,237,866

OTHER ASSETS
   Patent, net of accumulated amortization of
      $36,577 at December 31, 2000                           --        283,093
   Other                                                 29,279        135,746
                                                       --------     ----------
                                                         29,279        418,839
                                                       --------     ----------

                                                       $610,128     $8,852,372
                                                       ========     ==========

The accompanying notes are an integral part of these statements.

           LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)                            2001           2000
                                                      ----------     ----------

CURRENT LIABILITIES
   Note payable to bank                               $       --     $  909,896
   Current maturities of capital lease
     and long-term obligations                             7,300      1,014,629
   Accounts payable                                      483,357      2,960,456
   Accrued liabilities                                    13,847        430,848
                                                      ----------     ----------

                Total current liabilities                504,504      5,315,829

CAPITAL LEASE OBLIGATIONS, less
  current maturities                                          --      3,013,777

LONG-TERM OBLIGATIONS, less
  current maturities                                      59,000        663,490

COMMITMENTS AND CONTINGENCIES                                 --             --

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.10 par value;
     2,500,000 shares authorized,
     none issued                                              --             --
   Common stock, $.01 par value;
     50,000,000 shares authorized;
     10,472,742 shares issued and
     9,851,642 and 9,933,642 shares
     outstanding at December 31, 2001
     and 2000                                             98,516         99,336
   Additional paid-in capital                          7,920,643      7,968,488
   Accumulated deficit                                (7,738,535)    (7,974,548)
                                                      ----------     ----------
                                                         280,624         93,276

   Less notes receivable from stockholders              (234,000)      (234,000)
                                                      ----------     ----------
                                                          46,624       (140,724)
                                                      ----------     ----------

                                                      $  610,128     $8,852,372
                                                      ==========     ==========

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 2001 and 2000

                                                       2001           2000
                                                   -----------    -----------

Sales                                              $12,409,860    $11,865,687

Cost of goods sold                                   9,849,682      9,005,936
                                                   -----------    -----------

                Gross profit                         2,560,178      2,859,751

Operating expenses
   General and administrative                        1,451,581      1,449,429
   Sales and marketing                               1,515,929      1,988,922
   Write-off of patent                                 253,693             --
                                                   -----------    -----------
                                                     3,221,203      3,438,351
                                                   -----------    -----------

                Operating loss                        (661,025)      (578,600)
                                                   -----------    -----------

Other income (expense)
   Interest expense                                   (620,163)      (472,516)
   Interest income                                      48,667         32,343
   Noncompliance contract fees                              --        946,976
   Gain on disposition of assets                       892,810             --
   Other                                                 5,660         16,977
                                                   -----------    -----------
                                                       326,974        523,780
                                                   -----------    -----------

                Loss from operations before
                   extraordinary item                 (334,051)       (54,820)

Extraordinary item - forgiveness of debt               570,064             --
                                                   -----------    -----------

                Net income (loss)                  $   236,013    $   (54,820)
                                                   ===========    ===========

Net loss per share from operations before
  extraordinary item                               $     (0.04)   $     (0.01)
                                                   ===========    ===========

Net income (loss) per share - basic and diluted    $      0.02    $     (0.01)
                                                   ===========    ===========

Weighted average common shares outstanding
   Basic                                             9,889,210      9,968,715
                                                   ===========    ===========
   Diluted                                           9,962,783      9,968,715
                                                   ===========    ===========

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     Years ended December 31, 2001 and 2000


                                                                                                                Notes
                                   Common stock       Additional  Common stock to be issued                  receivable
                                ------------------     paid-in    -------------------------   Accumulated      from
                                Shares      Amount     capital     Shares          Amount       deficit     stockholders    Total
                                ------      ------    ----------  --------       ----------   ------------  ------------    -----

Balance at January 1, 2000     9,609,442   $96,094   $7,702,900     450,000      $ 315,000    $(7,919,728)   $(234,000)   $ (39,734)

   Stock issued for patent       450,000     4,500      310,500    (450,000)      (315,000)            --           --           --

   Purchase of stock            (143,500)   (1,435)     (72,004)         --             --             --           --      (73,439)

   Sale of stock                  17,700       177       11,592          --             --             --           --       11,769

   Stock options issued
     in connection with
     financing
                                      --        --       15,500          --             --             --           --       15,500

   Net loss                           --        --           --          --             --        (54,820)          --      (54,820)
                               ---------   -------   ----------    --------      ---------    -----------    ---------    ---------

Balance at December 31, 2000   9,933,642    99,336    7,968,488          --             --     (7,974,548)    (234,000)    (140,724)

   Purchase of stock            (100,000)   (1,000)     (57,573)         --             --             --           --      (58,573)

   Sale of stock                  18,000       180        9,728          --             --             --           --        9,908

   Net income                         --        --           --          --             --        236,013           --      236,013
                               ---------   -------   ----------    --------      ---------    -----------    ---------    ---------

Balance at December 31, 2001   9,851,642   $98,516   $7,920,643          --      $      --    $(7,738,535)   $(234,000)   $  46,624
                               =========   =======   ==========    ========      =========    ===========    =========    =========

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2001 and 2000

                                                       2001             2000
                                                   -----------      -----------
Cash flows from operating activities:
   Net income (loss)                               $   236,013      $   (54,820)
   Adjustments to reconcile net income
     (loss) to net cash flows provided
     by operating activities:
       Write-off of patent                             253,693               --
       Extraordinary item - Forgiveness
         of debt                                      (570,064)              --
       Depreciation and amortization                 1,052,506          559,517
       Gain on disposition of assets                  (892,810)          (1,993)
       Changes in operating assets
         and liabilities, net
         of disposition of assets:
           Accounts receivable                         106,077          855,792
           Inventory                                   436,631         (247,135)
           Prepaids and other                          318,238          468,025
           Accounts payable                            663,014          989,118
           Accrued liabilities                        (128,876)        (594,931)
                                                   -----------      -----------

                Net cash provided by
                  operating activities               1,474,422        1,973,573

Cash flows from investing activities:
   Purchases of equipment                             (206,164)        (823,859)
   Proceeds from sale of equipment                      66,204            2,800
   Other                                                11,200           31,079
                                                   -----------      -----------

                Net cash used in
                  investing activities                (128,760)        (789,980)

Cash flows from financing activities:
   Payments on note payable to bank, net              (341,022)        (938,008)
   Payments on long-term obligations                  (887,996)        (590,982)
   Purchase of stock                                   (58,573)         (73,439)
   Sale of stock                                         9,908           11,769
                                                   -----------      -----------

                Net cash used in
                  financing activities              (1,277,683)      (1,590,660)
                                                   -----------      -----------

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                     Years ended December 31, 2001 and 2000

                                                      2001          2000
                                                    --------     ----------
                NET INCREASE (DECREASE)
                   IN CASH                          $ 67,979     $ (407,067)

Cash at beginning of year                             35,327        442,394
                                                    --------     ----------

Cash at end of year                                 $103,306     $   35,327
                                                    ========     ==========
Supplemental disclosure of cash
  flow information:
     Cash paid for interest (including
       capitalized interest
       of $153,200 at December 31, 2000)            $653,312     $  567,105

Supplemental disclosure of noncash
  investing and financing activities:
    Disposition of assets in exchange
      for assumption of liabilities                  834,845             --
     Forgiveness of debt                             570,064             --
     Accounts payable converted to
       long-term debt                                738,435             --
     Stock options issued for
       financing                                          --         15,500
     Purchase of equipment under
       note payable                                       --        320,000
     Acquisition of equipment under
       capital lease                                      --      2,420,794
                                                    ========     ==========

The accompanying notes are an integral part of these statements.

                            RMED International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

   Nature of Business

      RMED International, Inc. (the "Company" or "RMED"), markets and distributes its Tushies(R) brand and TenderCare(R) brand disposable diapers and related products. Through November 2001, the Company also manufactured disposable baby diapers for private label distributors and its Bumpies(R) and Rock-A-Bye(R). The Company's diapers are marketed through independent commissioned brokers and sold through health product stores, through its 800 direct mail number, on the internet, and internationally.

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

   Inventory

   Inventory is valued at the lower of cost (first-in, first-out) or market value. Inventories consist of the following at December 31:

                                                   2001               2000
                                                 -------           ----------
   Raw materials                                 $38,682           $  996,907
   Finished goods                                 31,860            1,064,567
                                                 -------           ----------

                                                 $70,542           $2,061,474
                                                 =======           ==========

                            RMED International, Inc.

                           December 31, 2001 and 2000

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

   Patent

   The patent consisted primarily of the costs related to acquiring the patent and was amortized on a straight-line basis over 9 years. In November 2001 in connection with the disposition of assets, management determined the patent had no remaining value and recognized an impairment charge of $253,693.

   Advertising and Slotting Costs

   Production costs of advertising (including the cost of coupons) are expensed when the initial advertising takes place. All other advertising and promotional costs are expensed when incurred. Advertising and coupon costs, which are included in sales and marketing expenses were $905,443 and $1,380,281 for the years ended December 31, 2001 and 2000.

   Stock Based Compensation

   The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. Pro-forma information related to the fair value based method of accounting is contained in note F.

   Shipping and Handling

   Shipping and handling fees billed to customers is included in sales, related costs are included in sales and marketing and totaled approximately $316,000 and $305,000 for the year ended December 31, 2001 and 2000.

                            RMED International, Inc.

                           December 31, 2001 and 2000

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES  -  Continued

   Net Income (Loss) Per Share

   The Company's basic net income (loss) per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Common stock options to purchase 400,000 and 450,000 shares of stock with weighted average exercise prices of $0.30 and $0.27, were excluded from the computation of diluted income (loss) per share because they were antidilutive at December 31, 2001 and 2000.

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

                            RMED International, Inc.

                           December 31, 2001 and 2000

NOTE B - DISPOSITION OF ASSETS

   During November 2001, the Company sold its manufacturing equipment and other related assets related to its private label business. In connection with the sale of assets the purchasor assumed certain liabilities. The net book value of assets purchased and liabilities assumed are as follows:

      Assets purchased
        Accounts receivable                                     $  420,822
        Inventory                                                1,554,301
        Prepaid expenses and deposits                               81,559
        Fixed assets                                               106,341
        Equipment                                                4,166,780
                                                                ----------
                                                                 6,329,803
      Liabilities assumed
        Accounts payable                                         2,189,330
        Accrued liabilities                                        288,125
        Long-term obligations                                    4,687,193
                                                                ----------
                                                                 7,164,648
                                                                ----------

        Gain on disposition                                     $  834,845
                                                                ==========

   Prior to the transaction, the Company converted $738,435 of accounts payable to notes payable.

   Revenues and cost of goods sold for the private label business were as follows:

                                      Years ended December 31,
                                    ----------------------------
                                       2001              2000
                                    ----------        ----------
      Revenues                      $4,175,784        $4,257,741
      Cost of goods sold             3,812,490         3,597,791
                                    ----------        ----------

      Gross profit                  $  363,294        $  659,950
                                    ==========        ==========

   In addition, during October 2001, the Company sold an unused parcel of land at its Colorado operations. Net proceeds from the sale were $66,204 consisting of the purchase price of $75,000 less transaction costs of $8,796. The Company realized a gain on the sale of $57,965.

                            RMED International, Inc.

                           December 31, 2001 and 2000

NOTE C - NOTE PAYABLE TO BANK

   The Company maintained a line of credit agreement with a bank that expired in November 2001. The Company had no line of credit agreement outstanding at December 31, 2001.

NOTE D - LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following:

                                                            December 31,
                                                      ---------------------
                                                        2001         2000
                                                      -------    ----------
      Mortgage note payable, due January 2003,
        payable in monthly installments including
        interest at 7%, secured by land and
        building, guaranteed by President             $66,300    $  133,854

      Notes payable to shareholders/directors
        assumed in asset sale (see note B)                 --       500,000

      Equipment note payable assumed in
        asset sale (see note B)                            --       263,030

      Capital lease obligations assumed in
        asset sale (see note B)                            --     3,795,012
                                                      -------    ----------
                                                       66,300     4,691,896
      Less current maturities                           7,300     1,014,600
                                                      -------    ----------

                                                      $59,000    $3,677,296
                                                      =======    ==========

NOTE E - FORGIVENESS OF DEBT

   During 2001, the Company restructured a portion of its long-term obligations and accounts payable. The Company negotiated separate agreements with lenders and vendors whereby a portion of their obligation was forgiven in connection with the transfer of their remaining obligation to the purchasor in connection with the disposition of assets. The Company recognized an extraordinary gain of $570,064 or $0.06 basic and diluted income per share for the year ended December 31, 2001, due to the forgiveness of debt by lenders in conjunction with this agreement.

                            RMED International, Inc.

                           December 31, 2001 and 2000

NOTE F - STOCKHOLDERS' EQUITY

   Incentive Stock Options

   The Company has an incentive stock option plan (the "Plan") for key employees of the Company, reserving 250,000 shares of common stock. The options are to be granted to employees as determined by a committee administering the Plan. The exercise price of options granted under the Plan cannot be less than the fair market value of the common stock on the date of grant. As of December 31, 2001, no options have been granted.

   Stock Appreciation Rights

   The Plan also authorizes Stock Appreciation Rights to be granted, in connection with incentive stock options, which would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon the exercise date in paid-up stock of the Company or in cash, depending upon the Company's determination. It is not presently intended that Stock Appreciation Rights will be granted with options under the Plan. As of December 31, 2001, no rights have been granted.

   Non-Qualified Options

   A summary of the Company's stock option activity, and related information is as follows:

                                                           Weighted average
                                                 Shares    exercise price
                                                 ------    ----------------

      Outstanding as of January 1, 2000          811,924        $0.99
         Canceled                               (811,924)        0.99
         Granted                                 450,000         0.27
                                                --------        -----

      Outstanding as of December 31, 2000        450,000         0.27
         No activity                                  --           --
                                                --------        -----

      Outstanding as of December 31, 2001        450,000        $0.27
                                                ========        =====

   All outstanding stock options were exercisable at December 31, 2001 and 2000.

                            RMED International, Inc.

                           December 31, 2001 and 2000

NOTE F - STOCKHOLDERS' EQUITY - Continued

   The following table summarizes information concerning options outstanding at December 31, 2001:

                                           Weighted average
                                              remaining         Weighted average
      Range of                Number       contractual life         exercise
  exercise prices           outstanding          years                price
  ---------------           -----------    ----------------     ----------------

      $0.01                    50,000             0.08               $0.01
       0.30                   400,000             3.50                0.30
                              -------

                              450,000             0.46                0.27
                              =======

   Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2000: risk free interest rates of 5.97%; no dividend yield, volatility factor of the expected market price of the Company's common stock of 48.2%; and a weighted-average expected life of the options of two years.

   Had the fair value method been used for valuing options granted, the Company's pro forma net loss and net loss per common share would have been $(90,820) and $(0.01) for the year ended December 31, 2000. There was no pro-forma effect for the year ended December 31, 2001 as all options granted in 2000 vested immediately.

   The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE G - NOTES RECEIVABLE FROM STOCKHOLDERS

   The Company has notes receivable outstanding from the Chairman and President of the Company. The notes were granted in conjunction with the purchase of common stock and bear interest at 7% and are due in November 2002.

                            RMED International, Inc.

                           December 31, 2001 and 2000

NOTE H - INCOME TAXES

   The tax effects of temporary differences giving rise to deferred income taxes consisted of the following:

                                                December 31,
                                        --------------------------
                                            2001           2000
                                        -----------    -----------
  Deferred tax liabilities:
    Property and equipment              $        --    $   (95,100)
  Deferred tax assets:
    Allowance for accounts receivable         3,200         15,200
    Accrued vacation                             --         24,400
    Other assets                             90,400         49,000
    Inventory obsolescence reserve               --          8,000
    Net operating loss carryforwards      1,427,500      1,314,400
                                        -----------    -----------
                                          1,521,100      1,315,900
  Valuation allowance                    (1,521,100)    (1,315,900)
                                        -----------    -----------

                                        $        --    $        --
                                        ===========    ============

   A valuation allowance has been established to offset deferred tax assets due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company has net operating loss
   (NOL) carry forwards of approximately $3,700,000 at December 31, 2001, which expire in 2005 through 2020. These NOL's are subject to annual utilization limitations due to prior ownership changes.

   The Company's income taxes differed from the expected amount computed at the federal statutory tax rate of 34.0% to income before taxes as a result of the following:

                                              December 31,
                                        -----------------------
                                           2001          2000
                                        ---------     ---------

  Federal statutory rate                $  80,300     $ (18,600)
  Adjustment of prior year's accrual      116,500        98,700
  Change in valuation allowance          (205,200)      (68,900)
  Other                                     8,400       (11,200)
                                        ---------     ---------

                                        $      --     $      --
                                        =========     =========

                            RMED International, Inc.

                           December 31, 2001 and 2000

NOTE I - COMMITMENTS AND CONTINGENCIES

   Legal Proceedings

   The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

   Royalty Agreements

   The Company has an agreement with a national diaper manufacturer which requires payment of royalties to the manufacturer of three percent of net sales of certain disposable diapers. Royalty expense related to this agreement was $36,249 and $35,574 for the years ended December 31, 2001 and 2000.

   Operating Leases

   The Company leased its manufacturing, warehouse, and office facility in Eau Claire, Wisconsin. Rent expense for this lease was $187,920 for both 2001 and 2000. This lease was assumed in the asset sale.

   Manufacturing Contract

   In October 1999, the Company entered into a contract to manufacture diapers for another company. As part of this agreement the Company was to manufacture and deliver a minimum of seven million diapers and a maximum of ten million diapers per month and shall maintain a minimum inventory of two million diapers. The customer to this contract has filed bankruptcy and the Company received approximately $947,000 in 2000 for noncompliance contract fees from the customers failure to meet these requirements.

                            RMED International, Inc.

                           December 31, 2001 and 2000

NOTE J - EMPLOYEE BENEFIT PLAN

   The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company did not make matching contributions in 2001 or 2000.

NOTE K - CONCENTRATIONS

   Customers

   The Company had no single customer that represented more than 10% of sales during the year ended December 31, 2001. The Company had two customers which accounted for 37% of sales during the year ended December 31, 2000.

   The Company had three and two customers which accounted for 68% and 18% of accounts receivable and at December 31, 2001 and 2000.

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

   The Company adopted financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets" on January 1, 2002. These pronouncements, eliminate the pooling-of-interest method of accounting for business combinations, require intangible assets acquired in business combinations to be recorded separately from goodwill and eliminate the amortization of goodwill and other intangible assets with indefinite lives. The adoption of SFAS 141 and 142 did not have a material effect on the Company's financial statements.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001, and is generally to be applied prospectively.

                            RMED International, Inc.

                           December 31, 2001 and 2000

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS - Continued

   The FASB also issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset. For purposes of SFAS 143, a liability should be recognized if the obligation meets the definition of a liability and if the amount of the liability can be reasonably estimated.

   The adoption of SFAS 144 and 143 should not have a material effect on the Company's financial statements.

NOTE M - SUBSEQUENT EVENT

   Through March 14, 2002 the Company repurchased 1,366,501 shares of stock from two former directors for $259,635.

Part III

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names and ages of the directors and officers of the Registrant and their positions and offices presently held are as follows:

           Name              Age           Position and Period of Service
           ----              ---           ------------------------------

           Edward Reiss      63            Director, Chairman of the Board
                                           and Co-CEO

           Brenda Schenk     58            Director, President and Co-CEO

           Darin Pratt       54            Director

      No family relationships exist between any Executive Officer and Director.

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

      BRENDA SCHENK has been a Director of the Company since October 1990 and served as President and CEO since September 1990 and Co-CEO since January 1999. Ms. Schenk is the President and owner of Brandy Enterprises, Ltd., an equipment leasing company. Ms. Schenk is not active in the daily operations of Brandy Enterprises, Ltd. Her time is 100% devoted to RMED International, Inc.

      DARIN PRATT, a Director of the Company since September 2001. Mr. Pratt had served as a director of the Company from December 1982 through December 1989. He has a BS degree from BYU and is President and CEO of Biolite Medical Corporation. Previously Mr. Pratt served as Production and Research Development Manager of RMED, 5 years as Production Manager for Russell Stover Candies and 5 years as an officer with the United States Army.

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth for the years ended December 31, 2001, 2000 and 1999 the cash compensation earned by each of Company's chief executive officers and those executive officers that earned in excess of $100,000 for the year ended December 31, 2001.

                                  --------Annual Compensation--------
Name and                                                         Other
Principal Position          Year     Salary ($)  Bonus($)   Compensation($) (1)
------------------          ----     ----------  --------   -------------------

Edward Reiss                2001      $104,404        --             --
Director, Chairman of       2000      $ 93,500        --             --
the Board                   1999      $ 85,981   $25,000        $12,000
& Co-CEO

Brenda Schenk               2001      $110,158        --             --
Director, President         2000      $102,300        --             --
& Co-CEO                    1999      $ 94,073   $25,000             --

      (1) All other compensation reported above is sales commissions.

      Directors receive $500 plus travel expenses for attending a Board meeting.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Principal Shareholders
      The following table sets forth information with respect to those persons who owned beneficially, more than 5% of the $.01 par value common stock of the Company as of December 31, 2001, as reflected in the stock transfer records of the Company, copies of filings on schedule 13-D or 13-G, and otherwise to the Company's knowledge.

      All forms and reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

    Name and Address (1) of            Amount of             Percent of
    Beneficial Owner             Beneficial Ownership (2)      Common
    -----------------------      ------------------------    ----------

    Edward Reiss                      1,128,792 (3)              11%

    Brenda Schenk                     2,750,221 (4)              28%

    Thomas A. Biebel                    800,291                   8%

    John O. Harry                       510,210                   5%

    All Executive Officers            3,879,013                  39%
    And Directors As a Group

      (1) The addresses of all individuals are  c/o RMED International, Inc.
                                                  675 Industrial Boulevard
                                                  Delta, CO 81416

      (2) Includes the following number of shares which could be purchased under stock options exercisable within 60 days of the date hereof: Mr. Reiss, 200,000 shares and Mr. Todd Nelson, 200,000 shares. On June 30, 2000, the Board of Directors of RMED International, Inc. granted Edward Reiss and Todd Nelson common stock options in the amount of 200,000 each that are exercisable at $.30 per share and will expire June 29, 2002. These options were granted in connection with personal guarantees made by Mr. Reiss and Mr. Nelson for financing commitments of $5,000,000 to lease RMED diaper machinery. The market value of RMED's common stock approximated the options exercise price on the date of the grant.

      Principal Shareholders

      (3) Includes 3,792 shares held in trust for Mr. Reiss's daughter, Ilana.

      (4) Includes 337,500 shares owned by Brandy Enterprises, Ltd., a corporation wholly owned by Ms. Schenk.

      (5) During 2001 RMED bought back 100,000 shares of stock. The Company plans to periodically buy back additional shares in the future.

Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      The Company has notes receivable outstanding from the Chairman and President of the Company. The principal balance of the notes was $234,000 at December 31, 2001 and 2000. The notes bear interest at 7% and are due November 2002.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report.

            (1) Financial Statements. The following financial statements are included in Part II, Item 7 of this Annual Report on Form 10-K:

                  Report of Grant Thornton LLP on Consolidated Financial Statements and Financial Statement Schedule as of December 31, 2001 and 2000 and for years ended then.

                  Consolidated Balance Sheets as of December 31, 2001 and 2000

                  Consolidated Statements of Operations for the years ended December 31, 2001, and 2000.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000.

                  Notes to Consolidated Financial Statements

            (2) Financial Statement Schedules: The following consolidated financial statement schedule is included in Item 14(d):

                  Schedule II-Valuation and Qualifying Accounts and Reserves

                  All other financial statement schedules have been omitted, because they are not applicable, is not required, or the information is included in the Financial Statements or Notes thereto

            (3)   Exhibits. The following exhibits are included in this report:
                  See "Exhibit Index to Form 10-K" immediately following the signature page of this Form 10-K

      (b) Reports on Form 8-K

                  The Company did not file any reports on from 8-K during the three months ended December 31, 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RMED International, Inc.

Date: March 27, 2002

                                              By /s/ Stu Brown
                                                 ----------------------
                                                 Vice-President and CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 27, 2002 by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Edward Reiss
-----------------------                              ---------------------
Edward Reiss, Chairman                               Date
of the Board and Co-CEO
(Principal Executive Officer)

/s/ Brenda Schenk
-----------------------                              ---------------------
Brenda Schenk                                        Date
President and Co-CEO (Principal
Financial and Accounting Officer)

/s/ Stu Brown
-----------------------                              ---------------------
Stu Brown                                            Date
Vice-President CFO

/s/ Darin Pratt
-----------------------                              ---------------------
Darin Pratt                                          Date
Director

                                  EXHIBIT INDEX
                            RMED INTERNATIONAL, INC.
                                   FORM 10-KSB

Exhibit No.       Description
-----------       -----------

                            RMED International, Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        Two Years Ended December 31, 2001

                                       Balance at    Charged to      Charged to                         Balance
                                        beginning    costs and     other accounts -    Deductions -     at end
Description                            of period      expenses        describe           describe      of period
-----------                            ----------    ----------    ----------------    ------------    ---------

Reserve for advertising expenses:

   Year ended December 31, 2001         $150,000     $  755,443          --            $  905,443(a)         --

   Year ended December 31, 2000          150,000      1,380,281          --             1,380,281(a)    150,000

Reserve for bad debts:

   Year ended December 31, 2001           38,000        132,836          --               161,336(b)      9,500

   Year ended December 31, 2000           25,000         40,000          --                27,000(b)     38,000

Reserve for obsolete material:

   Year ended December 31, 2001           20,000             --          --                    --            --

   Year ended December 31, 2000               --         20,000          --                    --        20,000

(a) Payment of advertising costs
(b) Write off of customer balance.