Form 10QSB
period 2002-03-31
RMED INTERNATIONAL INC
filed 2002-05-14
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                               675 Industrial Blvd
                                 Delta, CO 81416
                          (Address of Principal Office)

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

                                [X] Yes   [ ] No

There were 8,488,291 shares of the Registrant's $.01 par value common stock outstanding as of May 7, 2002.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.       Financial Information

   Item 1.    Condensed Financial Statements

              Condensed Balance Sheets as of March 31, 2002 and              F-1
              December 31, 2001

              Condensed Statements of Operations for the three               F-3
              months ended March 31, 2002 and 2001

              Condensed Statements of Cash Flows for the three               F-4
              months ended March 31, 2002 and 2001

              Notes to Condensed Financial Statements                        F-5

   Item 2.    Management's Discussion and Analysis of Financial Condition      3
              and Results of Operations

PART II.      Other Information                                                4

   Items 1-5. Not applicable.

   Item 6.    Exhibits and reports on Form 8-K.
              (a) Exhibits
                  Exhibit 11 - Statement regarding computation of per share earnings.

              (b) Reports on form 8-K

Signatures                                                                     5

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

RMED INTERNATIONAL, INC.
BALANCE SHEET

                                                   March 31,        December 31,
ASSETS                                               2002               2001
                                                   ---------        ------------
                                                 (Unaudited)

CURRENT ASSETS
  Cash                                             $ 40,068           $103,306
  Accounts receivables                              215,079            192,024
  Inventories                                        97,650             70,542
  Prepaids and other                                 64,115             22,088
                                                   --------           --------

    Total current assets                            416,912            387,960
                                                   --------           --------
LAND, BUILDING, AND EQUIPMENT
  Land                                                8,238              8,238
  Building                                          228,523            228,523
  Office furniture and equipment                     67,969             59,762
                                                   --------           --------
                                                    304,730            296,523
  Less accumulated depreciation                    (105,955)          (103,634)
                                                   --------           --------
                                                    198,775            192,889

OTHER ASSETS                                         28,124             29,279
                                                   --------           --------
TOTAL ASSETS                                       $643,811           $610,128
                                                   ========           ========

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
BALANCE SHEET

                                                      March 31,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                    2002            2001
                                                      ---------     ------------
                                                    (Unaudited)

CURRENT LIABILITIES
  Accounts payable                                 $   607,774    $   483,357
  Current maturities - long-term obligations             7,300          7,300
  Accrued liabilities                                    2,468         13,847
                                                   -----------    -----------

    Total current liabilities                          617,542        504,504
                                                   -----------    -----------

LONG-TERM OBLIGATIONS                                   56,480         59,000
                                                   -----------    -----------

SHAREHOLDERS' EQUITY
  Common stock issued                                   98,516         98,516
  Additional paid-in capital                         7,920,643      7,920,643
  Accumulated deficit                               (7,552,675)    (7,738,535)
  Less: Notes receivable from shareholders            (234,000)      (234,000)
        Treasury stock                                (262,695)             0
                                                   -----------    -----------
    Total shareholders' equity (deficit)               (30,211)        46,624
                                                   -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $643,811       $610,128
                                                   ===========    ===========

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

--------------------------------------------------------------------------------
                                                         Three months ended
                                                             March 31,
                                                   -----------------------------
                                                       2002             2001
--------------------------------------------------------------------------------
Revenues
  Net sales                                        $1,149,135        $4,345,450
  Cost of products sold                               752,895         3,393,126
--------------------------------------------------------------------------------
Gross Margin                                          396,240           952,324

Operating Expenses                                    213,454           717,789
--------------------------------------------------------------------------------
Operating Income                                      182,786           234,535

Other Income (Expense)
  Other income                                          4,184             9,735
  Interest expense                                     (1,110)         (187,098)
--------------------------------------------------------------------------------
Net Income                                           $185,860           $57,172
================================================================================
Basic and diluted income per common share               $0.02             $0.01
--------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding                                       9,340,990         9,901,142
================================================================================

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

-------------------------------------------------------------------------------------------
                                                                     Three months ended
                                                                          March 31,
                                                               ----------------------------
                                                                   2002              2001
-------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income for the period                                    $  185,860        $   57,172
-------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   2,321           270,948
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                      (23,055)          (307,246)
        Inventories                                              (27,108)           203,617
        Other                                                    (40,872)           (11,676)
      Increase (decrease) in:
        Accounts payable and accrued liabilities                  113,038          (153,545)
-------------------------------------------------------------------------------------------
  Total adjustments                                                24,324             2,098
-------------------------------------------------------------------------------------------
        Net cash provided by operating activities                 210,184            59,270
-------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Proceeds from investments                                             0             6,660
  Capital expenditures                                            (8,207)          (157,646)
-------------------------------------------------------------------------------------------
        Net cash used in investing activities                     (8,207)          (150,986)
-------------------------------------------------------------------------------------------
Cash Flows from Financing:
  Purchase of common stock                                      (262,695)           (43,526)
  Proceeds from (principal payments on) long-term debt            (2,520)            99,915
-------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities     (265,215)            56,389
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (63,238)           (35,327)

Cash:
  Beginning of period                                             103,306            35,327
-------------------------------------------------------------------------------------------
  End of period                                                $   40,068        $        0
===========================================================================================

See Notes to Financial Statements.

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

Certain amounts have been reclassified to conform to the March 31, 2002 financial statement presentation.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consist of the following:

                                March 31,        December 31,
                                  2002               2001
                                ---------        ------------
Finished goods                   90,529             64,250
Bags & boxes                      7,121              6,292
                                 ------             ------
                                 97,650             70,542

Note C - Income Taxes

The provision for income taxes for the three months ended March 31, 2002 and 2000 have been offset principally by an increase in the valuation allowance for deferred taxes.

Note D - Purchase of Company Common Stock

The company bought back 1,366,501 RMED common shares from two ex-directors and returned the shares to RMED treasury. 510,210 shares were purchased on March 6, 2002 and 856,291 shares were purchased on March 14, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            RMED International, Inc. (the "Company", "RMED") markets and sells disposable baby diapers and related products through health product stores, mail order catalogues, Tushies Baby Care Representatives at 1-800-344-6379, the Internet at tushies.com, ecomall.com, drugstore.com, greenbabyco.com and in an ongoing direct marketing relationship with Earth's Best Baby Food, a division of Hain Food Group. Earth's Best Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company

            MATERIAL CHANGES IN FINANCIAL POSITION

            Total assets of the Company increased $33,683 or 6% from $610,128 at December 31, 2001 to $643,811 at March 31, 2002. The increase was due to increases in accounts receivable, inventory and prepays.

            Net receivables increased $23,055 or 12% from $192,024 at December 31, 2001 to $215,079 at March 31,2002. The increase was mainly due to increased sales concentration in the distributor and direct marketing areas.

            Total liabilities at March 31, 2002 were $674,022 compared to $563,504 at December 31, 2001. The increase was primarily due to increases in accounts payable.

            Total stockholders' equity decreased $76,834 or 165% during the three-month period ended March 31, 2002 primarily due to purchase of treasury stock.

            MATERIAL CHANGES IN RESULTS OF OPERATIONS

            Net sales for the quarter ended March 31, 2002 were $1,149,135 compared to $4,345,450 for the quarter ended March 31, 2001, a decrease of $3,196,315. The decrease in sales dollars of 74% was primarily a result of the sale of the manufacturing assets and the subsequent loss of the non-environmental disposable diaper business. Natural product sales for the previous quarter were $960,302.

            Gross profit as a percentage of sales was 34% during the quarter ended March 31, 2002 compared to 22% for the quarter ended March 31, 2001 due to lower overhead costs related to the sale of the Wisconsin manufacturing facility.

            Sales and marketing expenses for the quarter ended March 31, 2002 were $6,902 compared to $384,734 for the quarter ended March 31, 2001, a decrease of 98% due to reductions in promotional activities as a result of the disposition of the Wisconsin manufacturing facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

            Net income for the quarter ended March 31, 2002 was $185,860 as compared to net income of $57,172 for the quarter ended March 31, 2001.

            Liquidity and Capital Resources

            At March 31, 2002, current liabilities exceeded current assets by $200,630 compared with $2,046,082 at March 31, 2001. The increase in working capital is primarily due to decreases in current maturities of long-term debt and accrued liabilities.

            Accounts payable increased $124,417 from $483,357 at December 31, 2001 to $607,774 at March 31, 2002, 2001 due to an increase in inventory purchases and prepaid expenses.

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

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

            Item No.    Item                                   Method of Filing
            --------    ----                                   ----------------
               11       Computation of earnings per share      Filing herewith

            (b) Reports on Form 8K
            During the quarter ended March 31, 2002, there was one report filed on form 8-K dated March 28, 2002 to report the Company bought back 1,366,501 RMED common shares from two ex-directors and returned the shares to RMED treasury.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1937, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   RMED International, Inc.

Date:  May 13, 2002

                                                  /s/Stu Brown
                                                  ----------------------------
                                                  Vice-President and CFO