Form 10QSB
period 2002-06-30
RMED INTERNATIONAL INC
filed 2002-08-05
CIK 777513

SECURITIES AND
                               EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 X Yes    __No

There were 8,274,791 shares of the Registrant's $.01 par value common stock outstanding as of July 19, 2002.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I. Financial Information

     Item 1. Condensed Financial Statements

             Condensed Balance Sheets as of June 30, 2002 and                F-1
             December 31, 2001

             Condensed Statements of Operations for the six months           F-3
             periods ended June 30, 2002 and 2001

             Condensed Statements of Cash Flows for the six                  F-4
             months ended June 30, 2002 and 2001

             Notes to Condensed Financial Statements                         F-5

     Item 2. Management's Discussion and Analysis of Financial Condition       3
             and Results of Operations

PART II. Other Information                                                     4

     Items 1-5. Not applicable

     Item 6. Exhibits and reports on Form 8-K

             (a) Exhibits
                 Exhibit 11 - Statement regarding computation of per share earnings

             (b) Reports on form 8-K

Signatures                                                                     5

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

RMED INTERNATIONAL, INC.
BALANCE SHEET

ASSETS                                                June 30,      December 31,
                                                        2002           2001
                                                     ---------      -----------
                                                    (Unaudited)
CURRENT ASSETS
  Cash                                               $ 191,716        $ 103,306
  Accounts receivable                                  182,654          192,024
  Inventory                                            157,572           70,542
  Prepaids and other                                    10,273           22,088
                                                     ---------        ---------
  Total current assets                                 542,215          387,960
                                                     ---------        ---------

LAND, BUILDING, AND EQUIPMENT
  Land                                                   8,238            8,238
  Building                                             253,499          228,523
  Office furniture and equipment                        75,634           59,762
                                                     ---------        ---------
                                                       337,371          296,523
  Less accumulated depreciation                       (108,691)        (103,634)
                                                     ---------        ---------
                                                       228,680          192,889

OTHER ASSETS                                            20,091           29,279
                                                     ---------        ---------
TOTAL ASSETS                                         $ 790,986        $ 610,128
                                                     =========        =========

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY                  June 30,      December 31,
                                                        2002            2001
                                                    -----------     ------------
                                                    (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                  $   648,348     $   483,357
  Current maturities - long-term obligations              7,300           7,300
  Accrued liabilities                                     1,251          13,847
                                                    -----------     -----------
    Total current liabilities                           656,899         504,504
                                                    -----------     -----------

LONG-TERM OBLIGATIONS                                   158,955          59,000
                                                    -----------     -----------

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock issued                                    83,873          98,516
  Additional paid-in capital                          7,654,285       7,920,643
  Accumulated deficit                                (7,529,026)     (7,738,535)
  Less: Notes receivable from officer                  (234,000)       (234,000)
                                                    -----------     -----------
    Total shareholders' equity (deficit)                (24,868)         46,624
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   790,986     $   610,128
                                                    ===========     ===========

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

------------------------------------------------------------------------------------------
                                      Three months ended             Six months ended
                                           June 30,                      June 30,
                                   -------------------------------------------------------
                                      2002           2001           2002          2001
------------------------------------------------------------------------------------------
Revenues
  Net sales                       $   955,700    $ 3,087,996    $ 2,104,835    $ 7,433,446
  Cost of products sold               699,770      2,232,641      1,452,665      5,625,767
------------------------------------------------------------------------------------------

Gross Margin                          255,930        855,355        652,170      1,807,679

Operating Expenses                    278,223      1,014,555        491,677      1,732,344
------------------------------------------------------------------------------------------

Operating Income (Loss)               (22,293)      (159,200)       160,493         75,335

Other Income (Expense)
  Other income                         49,702          6,451         53,886         16,186
  Interest expense                     (3,780)      (198,633)        (4,870)      (385,731)
------------------------------------------------------------------------------------------

Net Income (Loss)                 $    23,629      ($351,382)   $   209,509      ($294,210)
==========================================================================================

Basic and diluted income (loss)
  per common share                $      0.00         ($0.04)   $      0.02         ($0.03)
------------------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding         8,434,603      9,883,807      8,980,762      9,892,946
==========================================================================================

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

--------------------------------------------------------------------------------
                                                      Six months ended June 30
                                                       2002             2001
Cash Flows From Operating Activities:              -----------      ------------
  Net income (loss) for the period                 $   209,509      ($  294,210)
--------------------------------------------------------------------------------
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization                        5,057          581,323
    Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                               9,370         (166,523)
       Inventories                                     (87,030)         827,307
       Prepaid and other                                11,815          114,653
     Increase (decrease) in:
       Accounts payable and accrued
       liabilities                                     152,395         (281,309)
--------------------------------------------------------------------------------

  Total adjustments                                     91,607        1,075,451
--------------------------------------------------------------------------------

          Net cash provided by
          operating activities                         301,116          781,241
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Decrease in other assets                               9,188           17,151
  Capital expenditures                                 (40,848)        (190,970)
--------------------------------------------------------------------------------

          Net cash used in investing
          activities                                   (31,660)        (173,819)
--------------------------------------------------------------------------------

Cash Flows from Financing:
  Purchase of RMED common stock                       (281,001)         (33,618)
  Net payments on note payable to bank                       0         (176,361)
  Proceeds from (principal payments on)
  long-term debt                                        99,955         (400,986)
--------------------------------------------------------------------------------

          Net cash used in financing
          activities                                  (181,046)        (610,965)
--------------------------------------------------------------------------------

Net increase (decrease) in cash
and cash equivalents                                    88,410           (3,543)

Cash:
  Beginning of period                                  103,306           35,327
--------------------------------------------------------------------------------

  End of period                                    $   191,716      $    31,784
================================================================================

See Notes to Financial Statements.

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

Certain prior period amounts have been reclassified to conform to the June 30, 2002 financial statement presentation.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                                                 June 30,        December 31,
                                                   2002             2001
                                                 --------        -----------
      Finished goods                             $146,676         $ 64,250
      Bags & boxes                                 10,898            6,292
                                                 --------         --------
                                                 $157,572         $ 70,542
                                                 ========         ========

Note C - Income Taxes

The provision for income taxes for the six months ended June 30, 2002 and 2001 has been offset principally by an increase in the valuation allowance for deferred taxes.

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

        Total assets of the Company increased $180,858 or 30% from $610,128 at December 31, 2001 to $790,986 at June 30, 2002. The increase was due to increases in inventory, building and equipment.

        Net receivables decreased $9,370 or 5% from $192,024 at December 31, 2001 to $182,654 at June 30,2002.

        Total liabilities at June 30, 2002 were $815,854 compared to $563,504 at December 31, 2001. The increase was primarily due to increases in accounts payable and a long-term bank note.

        Total stockholders' equity decreased $71,492 or 153% during the six-month period ended June 30, 2002 primarily due to purchase and retirement of common stock.

        MATERIAL CHANGES IN RESULTS OF OPERATIONS

        Net sales for the quarter ended June 30, 2002 were $955,700 compared to $3,087,996 for the quarter ended June 30, 2001, a decrease of $2,132,296. The decrease in sales dollars of 69% was primarily a result of the sale of the manufacturing assets and the subsequent loss of the non-environmental disposable diaper business. Quarterly sales for the Company's natural products division for the quarter ended June 30, 2001 were $1,045,475 or 8.6% higher then the current quarter.

        Gross profit as a percentage of sales was 27% during the quarter ended June 30, 2002 compared to 28% for the quarter ended June 30, 2001.

        Sales and marketing expenses for the quarter ended June 30, 2002 were $2,805 compared to $545,876 for the quarter ended June 30, 2001, a decrease of 99% due to reductions in promotional activities as a result of the disposition of the Wisconsin manufacturing facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

        Net income for the quarter ended June 30, 2002 was $23,649 as compared to a net loss of $351,382 for the quarter ended June 30, 2001.

        Liquidity and Capital Resources

        At June 30, 2002, current liabilities exceeded current assets by $114,684 compared with $116,544 at December 31, 2001. The increase in working capital is primarily due to increase of cash and inventory substantially offset by an increase in accounts payable.

        Accounts payable increased $164,991 from $483,357 at December 31, 2001 to $648,348 at June 30, 2002 due to an increase in inventory purchases.

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

                                              RMED International, Inc.

Date: August 2, 2002
                                              /s/ Stu Brown
                                              ----------------------------------
                                              Vice-President and CFO