Form 10QSB
period 2002-09-30
RMED INTERNATIONAL INC
filed 2002-11-13
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                               675 Industrial Blvd
                                 Delta, CO 81416
                                 ---------------
                          (Address of Principal Office)

                                 (970) 874-7536
                                 --------------
                         (Registrant's Telephone Number)

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

                                 |X| Yes |_| No

There were 8,118,791 shares of the Registrant's $.01 par value common stock outstanding as of October 29, 2002.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I. Financial Information

   Item 1.    Condensed Financial Statements

              Condensed Balance Sheets as of September 30, 2002 and          F-1
              December 31, 2001

              Condensed Statements of Operations for the three and nine      F-3
              months ended September 30, 2002 and 2001

              Condensed Statements of Cash Flows for the nine                F-4
              months ended September 30, 2002 and 2001

              Notes to Condensed Financial Statements                        F-5

   Item 2.    Management's Discussion and Analysis of Financial                3
              Condition and Results of Operations

PART II. Other Information                                                     4

   Items 1-5. Not applicable.

   Item 6.    Exhibits and reports on Form 8-K.
              (a) Reports on form 8-K

   Item 7-8   Not applicable

   Item 9.    Regulation FD Disclosure

              99.1 Transmittal Letter                                          5
              99.2 Certificate of Chief Executive Officer                      6

Signatures                                                                     7

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

RMED INTERNATIONAL, INC.
BALANCE SHEET

ASSETS                                             September 30,    December 31,
                                                       2002             2001
                                                   -------------    ------------
                                                    (Unaudited)
CURRENT ASSETS
  Cash                                               $  78,433        $ 103,306
  Accounts receivable                                  300,060          192,024
  Inventory                                            180,138           70,542
  Prepaids and other                                    11,818           22,088
                                                     ---------        ---------
      Total current assets                             570,449          387,960
                                                     ---------        ---------
LAND, BUILDING, AND EQUIPMENT
  Land                                                   8,238            8,238
  Building                                             253,523          228,523
  Office furniture and equipment                        75,999           59,762
                                                     ---------        ---------
                                                       337,760          296,523
  Less accumulated depreciation                       (112,504)        (103,634)
                                                     ---------        ---------
  Net land, building and equipment                     225,256          192,889

OTHER ASSETS                                             4,726           29,279
                                                     ---------        ---------
TOTAL ASSETS                                         $ 800,431        $ 610,128
                                                     =========        =========

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
BALANCE SHEET

                                                   September 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                    2002            2001
                                                   -------------    ------------
                                                    (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                  $   592,713     $   483,357
  Current maturities - long-term obligations              7,300           7,300
  Accrued liabilities                                     2,304          13,847
                                                    -----------     -----------
    Total current liabilities                           602,317         504,504
                                                    -----------     -----------
LONG-TERM OBLIGATIONS                                   257,399          59,000
                                                    -----------     -----------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock issued                                    83,110          98,516
  Additional paid-in capital                          7,586,557       7,920,643
  Accumulated deficit                                (7,494,952)     (7,738,535)
  Less: Notes receivable from officer                  (234,000)       (234,000)
                                                    -----------     -----------
    Total shareholders' equity (deficit)                (59,285)         46,624
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   800,431     $   610,128
                                                    ===========     ===========

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

-------------------------------------------------------------------------------------------------
                                          Three months ended             Nine months ended
                                             September 30,                   September 30,
                                     ------------------------------------------------------------
                                         2002            2001            2002         2001
-------------------------------------------------------------------------------------------------
Revenues
  Net sales                           $1,254,934      $2,863,369      $3,359,769    $10,296,815
  Cost of products sold                  934,445       2,259,819       2,387,110      7,885,586
-------------------------------------------------------------------------------------------------
Gross Margin                             320,489         603,550         972,659      2,411,229

Operating Expenses                       282,035         739,471         773,714      2,471,815
-------------------------------------------------------------------------------------------------
Operating Income (Loss)                   38,454        (135,921)        198,945        (60,586)

Other Income (Expense)
  Other income                               111           2,449          53,997         18,635
  Interest expense                        (4,491)       (189,287)         (9,361)      (575,018)
-------------------------------------------------------------------------------------------------
Net Income (Loss)                     $   34,074       ($322,759)     $  243,581      ($616,969)
=================================================================================================
Basic and diluted income (loss)
  per common share                    $     0.01          ($0.03)     $     0.03         ($0.06)
-------------------------------------------------------------------------------------------------
Weighted average number of
  common shares outstanding            8,118,791       9,886,642       8,118,791      9,890,789
=================================================================================================

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

--------------------------------------------------------------------------------
                                                         Nine months ended
                                                            September 30
Cash Flows From Operating Activities:                   2002             2001
                                                        ----             ----
  Net income (loss) for the period                   $ 243,583        ($616,969)
--------------------------------------------------------------------------------
  Adjustments to reconcile net income
    (loss) to net cash provided by operating
    activities:
    Depreciation and amortization                        8,870          871,984
    Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                             (108,036)        (526,715)
      Inventories                                     (109,596)         671,557
      Prepaid and other                                 34,823           99,020
    Increase (decrease) in:
      Accounts payable and accrued liabilities          97,813          610,643
--------------------------------------------------------------------------------
  Total adjustments                                    (76,126)       1,726,489
--------------------------------------------------------------------------------
      Net cash provided by operating
        activities                                     167,457        1,109,520
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Capital expenditures                                 (41,237)        (206,748)
--------------------------------------------------------------------------------
      Net cash used in investing activities            (41,237)        (206,748)
--------------------------------------------------------------------------------
Cash Flows from Financing:
  Purchase of RMED common stock                       (349,492)         (33,618)
  Net payments on note payable to bank                       0          (15,165)
  Proceeds from (principal payments on)
    long-term debt                                     198,399         (889,316)
--------------------------------------------------------------------------------
      Net cash used in financing activities           (151,093)        (938,099)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                          (24,873)         (35,327)

Cash:
  Beginning of period                                  103,306           35,327
--------------------------------------------------------------------------------
  End of period                                      $  78,433       $        0
================================================================================

See Notes to Financial Statements.

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

Certain prior period amounts have been reclassified to conform to the September 30, 2002 financial statement presentation.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                         June 30,            December 31,
                           2002                  2001
                         --------            ------------

Finished goods           $139,618              $64,250
Bags & boxes               40,520                6,292
                         --------              -------
                         $180,138              $70,542
                         ========              =======

Note C - Income Taxes

The provision for income taxes for the nine months ended September 30, 2002 and 2001 has been offset principally by a decrease in the valuation allowance for deferred tax assets.

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

      Total assets of the Company increased $190,303 or 31% from $610,128 at December 31, 2001 to $800,431 at September 30, 2002. The increase was due to increases in inventory, building and equipment.

      Net receivables increased $108,036 or 56% from $192,024 at December 31, 2001 to $300,060 at September 30,2002.

      Total liabilities at September 30, 2002 were $859,716 compared to $563,504 at December 31, 2001. The increase was primarily due to increases in accounts payable and a long-term bank note.

      Total stockholders' equity decreased $105,909 or 227% during the nine-month period ended September 30, 2002 primarily due to purchase and retirement of common stock.

      MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Net sales for the quarter ended September 30, 2002 were $1,254,934 compared to $2,863,369 for the quarter ended September 30, 2001, a decrease of $1,608,435. The decrease in sales dollars of 56% was primarily a result of the sale of the manufacturing assets and the subsequent loss of the non-environmental disposable diaper business. Quarterly sales for the Company's natural products division for the quarter ended September 30, 2001 were $960,302 or 31% lower then the current quarter.

      Gross profit as a percentage of sales was 26% during the quarter ended September 30, 2002 compared to 21% for the quarter ended September 30, 2001.

      Sales and marketing expenses for the quarter ended September 30, 2002 were $47,859 compared to $393,455 for the quarter ended September 30, 2001, a decrease of 88% due to reductions in promotional activities as a result of the disposition of the Wisconsin manufacturing facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

      Net income for the quarter ended September 30, 2002 was $34,074 as compared to a net loss of $322,759 for the quarter ended September 30, 2001.

      Liquidity and Capital Resources

      At September 30, 2002, current liabilities exceeded current assets by $31,868 compared with $116,544 at December 31, 2001. The increase in working capital is primarily due to increase of cash and inventory substantially offset by an increase in accounts payable.

      Accounts payable increased $109,356 from $483,357 at December 31, 2001 to $592,713 at September 30, 2002 due to an increase in inventory purchases.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Item No.        Item                                   Method of Filing
      --------        ----                                   ----------------
        11            Computation of earnings per share      Filing herewith

      (b) Reports on Form 8K

      During the quarter ended September 30, 2002, there was one report filed on form 8-K dated August 14, 2002 to report certification of form 10-QSB for the period ended June 30, 2002 by the Co-Chief Executive Officer and VP, Chief Financial Officer.

Item 9. REGULATION FD DISCLOSURE


      In connection with the Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2002, as filed herein, RMED International filed as correspondence the transmittal letter and certification Exhibits 99.1 and 99.2.

                                November 8, 2002

Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.

RE:   RMED International, Inc. - Quarterly Report on Form 10-Q
      For the Quarterly period ending September 30, 2002

Ladies and Gentlemen:

      Transmitted herewith are written statements pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the above-captioned periodic report

                                      Very truly yours,
                                      RMED International,
                                      Inc.

                                      By: /s/ Stu Brown
                                          ---------------------------------
                                      Stu Brown, Corporate Vice-President &
                                      Chief Financial Officer.