Form 10KSB
period 2002-12-31
RMED INTERNATIONAL INC
filed 2003-03-31
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |_|

The Company's revenues from continuing operations for the fiscal year ended December 31, 2002 totaled $4,219,387.

As of March 15, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was $2,006,533.

There were 8,064,791 shares of the Registrant stock $.01 par value common stock outstanding as of February 21, 2003.

                            RMED International, Inc.

                                Table of Contents

                                                                            PAGE

PART I
            Item 1.  Description of Business                                 3

            Item 2.  Description of Properties                               4

            Item 3.  Legal Proceedings                                       5

            Item 4.  Submission of Matters to a Vote of Security Holders     5

PART II
            Item 5.  Market for the Registrant's Common Equity
                     and Related Stockholder Matters                         5

            Item 6.  Management's Discussion and Analysis                    6

            Item 7.  Financial Statements                                    8

PART III
            Item 8.  Changes In and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     8

            Item 9.  Directors and Executive Officers of the Registrant      8

            Item 10. Executive Compensation                                  9

            Item 11. Security Ownership of Certain Beneficial Owners         10
                     and Management

            Item 12. Certain Relationships and Related Party Transactions    10

            Item 13. Exhibits and Financial Statement Schedules
                     on Form 8-K                                             11

CONTROLS AND PROCEDURES                                                      12

SIGNATURES                                                                   12

SECTION 302 CERTIFICATION                                                    13

SECTION 906 CERTIFICATION                                                    15

Part I

Item 1. DESCRIPTION OF BUSINESS

      General

      RMED International, Inc. (the "Company" or "RMED"), was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of, marketing, distributing and selling disposable baby diapers and related products under its own branded labels.

      On November 19, 2001, RMED (the "Company) entered into an agreement to sell its manufacturing equipment and other related assets to National Presto Industries, Inc. (Presto) (NYSE:NPK). These assets represented substantially all of the assets of the Company. Presto formed a subsidiary Company, Presto Absorbent Products, Inc. to operate the assets acquired and has entered into a long term manufacturing contract with RMED to manufacture certain disposable diaper products for the company. The assets sold, primarily located in Eau Claire, WI included two diaper-making machines, inventory, prepaid expenses and accounts receivable. Presto assumed certain obligations of the Company, including accounts payable, accrued expenses, notes payable and lease obligations in lieu of any cash payment. The Company retains its intellectual property and intangible assets relating to the Tushies(R), TenderCare(R) and natural/environmental products. The Company also retained its current websites, the warehouse located in Delta, Colorado and all contracts.

      Business Strategy

      The Company markets and sells disposable baby diapers and related products through health product stores, mail order catalogues, Tushies Baby Care representatives at 1-800-344-6379, the Internet at tushies.com, ecomall.com, drugstore.com, our representative in the UK greenbabyco.com and in an ongoing direct marketing relationship with Earth's Best Baby Food, a division of Hain Food Group. Earth's Best Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company.

      MotherNature Diapers(R), a revolutionary ultra thin diaper with sealed-in core and patented ultra absorbency is scheduled for production and release to the public in March 2003. RMED's new diaper is designed for baby's comfort with Velcro(R)-like stretch refastenable closures, soft-fit waistband, breathable sides and latex-free moisture barrier cuff. In partnership with American Forests / Global ReLeaf (website-americanforests.org) the Company will plant a tree in the baby's name for each 4-bag case of MotherNature Diapers ordered through www.mothernaturediapers.com, our home delivery number 1-800-569-1462 or when the consumers submits 4 MotherNature Diaper UPS numbers with store receipts as Proof of Purchase.

      Product Description

      The Company currently distributes the following products:

      Tushies(R)  (website-tushies.com)  -  Is  the  only  GEL-FREE  alternative disposable diaper featuring patented natural blend cotton absorbency, cloth-like back sheet and made with non-chlorine bleached woodpulp fluff; available in four sizes and is made without artificial chemical absorbents.

      TushiesWipes - Is a natural formula wipe packaged in tubs, refills and travel packs under the TushiesWipes brand. The wipes contain Aloe Vera, are hypoallergenic and alcohol-free.

      TenderCare(R) Disposable Diapers - Is our other GEL-FREE alternative disposable diaper with non-chlorine bleach woodpulp fluff, allows the Company to be price and design competitive with the leading national brands. TenderCare is available in four sizes and is made without artificial chemical absorbents.

      MotherNature Diapers(R) (website - mothernaturediapers.com) - Is the first air laid core diaper introduced to North America, is available in four sizes, and because of the package size saves on freight and shelf space. MotherNature Diapers is competitively priced to national leading JUMBO package size brands.

      Patents, Trademarks and Registrations

      The Company currently holds patents in cotton blend and flushable disposable diapers, various trademarks and owns over 100 Internet domain names for its products and related baby businesses.

      Competitive Business Conditions

      Within the environmental disposable diaper manufacturing industry, RMED is unique in the industry that has few if any alternatives. Competition is based on price, volume and capacity.

      Sources and Suppliers

      The Company has the ability to use a number of manufacturing suppliers, but has chosen to build strong relationships with its vendors by using exclusive purchasing options. Materials used by the Company are available from a large number of suppliers. The Company has exclusive, long-term manufacturing agreements with its manufacturers.

      Customers

      The Company has a large customer base with a strong mix of Health Foods Stores, Diaper Services and direct sales through its web sites and Colorado based customer service center. The two largest customers each accounted for more than 10% of sales for the year ended December 31, 2002.

      Employees

      As of December 31, 2002, the Company had 10 full-time employees.

Item 2. DESCRIPTION OF PROPERTIES

      The principal office of the Company is located at 675 Industrial Boulevard, Delta, Colorado. The 10,000 square foot Delta, Colorado facility is owned by the Company, and is on 1.2 acres in an industrial park. The Company maintains its mail order and phone operations at this location. There is a mortgage on this property.

Item 3. LEGAL PROCEEDINGS

      In August 1994, the Company commenced an action in the United States District Court of the Southern District of New York against Sloan's Supermarkets, Inc. and John A Catsimatidis to recover damages based on the defendants' failure to disclose, in its public filings and otherwise, the existence of an investigation by the Federal Trade Commission ("FTC")
      regarding the concentration of supermarkets by entities owned or controlled by the defendants. The Company purchased approximately 226,000 shares of Sloan's common stock in November and December 1993 in open market transactions on the American Stock Exchange, without knowledge of the FTC investigation, and sold a portion of these shares at a loss after June 2, 1994, when the Company learned of the "FTC" investigation. The legal action has been certified as a "class action," with the Company designated as the class action representative. The case went to trial January 6, 2003.

      On January 14, 2003 The Company announced a proposed settlement of the class action suit. RMED believes that the essential terms and conditions of the proposed settlement are fair and reasonable under all of the circumstances. The action involved complex issues of law and fact and novel theories of damages, and as the trial progressed it became highly uncertain whether plaintiff would be able to establish liability or damages. The defendants continue to deny any and all wrongdoing, but nonetheless believed that a settlement was in their best interests taking into account the distraction, burden, and expense of litigation fees and costs. The settlement is subject to the execution of a definitive settlement agreement and final approval by the United States District Court. Upon court approval of a definitive settlement agreement, the financial terms of the settlement will be determined.

      The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company called a special meeting of Shareholders, which was held on June 26, 2002. The Company solicited proxies for that meeting under Regulation 14A. At the meeting, a vote was taken to ratify the sale of substantially all of the assets of the Company to Presto Disposable Products, Inc., a wholly owned subsidiary of National Presto Industries. The sale of substantially all the assets was approved on October 30, 2001 by a special meeting of Shareholders. The vote on the ratification was approved 6,053,789 shares for, none abstain and none against.

Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

      The Company's common stock is traded on the "Electronic Bulletin Board System" (OTC-BB) with the symbol TUSH.OB.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS, cont'd

      The following table shows the high and low sales prices for each quarter within the last two fiscal years.

                Qtr 1              Qtr 2            Qtr 3              Qtr 4
                -----              -----            -----              -----
            2002     2001      2002    2001      2002    2001      2002    2001
            ----     ----      ----    ----      ----    ----      ----    ----
High       $0.250   $1.250    $0.530  $0.910    $0.490  $0.440    $0.890  $0.500

Low        $0.210   $0.220    $0.250  $0.170    $0.300  $0.210    $0.300  $0.200

      As of December 31, 2002, there were 968 holders of record of the Company's common stock. The Company continues to buy its common stock shares on the open market as well as repurchase its common stock shares from individuals. 1,576,851 shares were repurchased in 2002.

      The Company has no outstanding stock options or warrants as of December 31, 2002.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      Material Changes in Financial Position

      Total assets of the Company increased $156,941 from $610,128 at December 31, 2001 to $767,069 at December 31, 2002, an increase of 26%, primarily due to increased accounts receivable and inventory.

      Net working capital deficit increased $309,356 or 265% from $116,544 at December 31, 2001 to $425,900 at December 31, 2002. The increase was primarily due to draws made on the Company's line of credit.

      Total liabilities at December 31, 2002 were $994,478 compared to $563,504 at December 31, 2001, an increase of 76%. The increase was primarily due to increases in accounts payable and the incursion of a line of credit.

      Total stockholders' equity decreased $274,033 or 588% during the year ended December 31, 2002. The decrease was due to the Company's repurchase of 1,576,851 shares of common stock during 2002.

      Material Changes in Results of Operations

      Net sales for the year ended December 31, 2002 were $4,219,387 compared to $12,409,860 for the year ended December 31, 2002, a decrease of $8,190,473 or 66%.

      Gross margin decreased $1,375,089 or 54% from $2,560,178 in 2001 to $1,185,089 in 2002. The decrease was due to a reduction in sales due to the discontinuation of the manufacturing facility in

      2001. Gross profit margin increased from 20.64% for the year ended December 31, 2001 to 28.09% for the year ended December 31, 2002 due to product price increases and a reduction in cost of sales due to the discontinuation of the manufacturing facility.

      Operating expense for the year ended December 31, 2002 was $1,053,903 compared to $3,221,203 for the year ended December 31, 2001, a decrease of $2,167,300 or 67%. The decrease was primarily due to a reduction in costs due to the discontinuation of the manufacturing facility.

      Net income for the year ended December 31, 2002 was $179,594 as compared to a net income of $236,013 for the year ended December 31, 2001, a decrease from the previous year of 24% The 2001 net income was primarily due to an extraordinary gain of $570,064 related to debt forgiveness and a gain of $892,810 resulting from the sale of substantially all the manufacturing assets of the company. The 2002 net income was due to decreased overhead costs and higher gross profit resulting from the Company discontinuing its manufacturing facility and focusing on marketing, distributing, and selling.

      Liquidity and Capital Resources

      At December 31, 2002 the Company had negative  working capital of $425,900
      consisting  of  $516,178  in  current   assets  and  $942,078  in  current
      liabilities.

      As of December 31, 2002 the Company's financial obligations consist of a long-term mortgage payable on the Delta, Colorado facility of $60,500 and a short-term line-of-credit loan of $297,739. These are the only material commitments for the next 12 months. Management believes that cash and earnings of the Company are adequate to meet the needs of its operations and long-term credit requirements.

      Cash at year-end 2002 decreased by $11,785 from 2001. Net cash provided by operating activities decreased by $1,294,357 due to the discontinuance of the manufacturing facility and related income from debt forgiveness and gain on disposition of assets in 2001. Net cash used in investing activities decreased by $100,395 primarily due to a reduction in 2002 equipment purchases. Net cash used in financing activities decreased by $1,114,198 due to the payoff of long-term obligations in 2001 and the repurchase of stock and use of a line of credit in 2002.

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

Item 7. FINANCIAL STATEMENTS

      Financial statements are included on the following pages numbered F-1 through F-18.

Part III

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      RMED International, Inc. dismissed Grant Thornton LLP as its certified public accountants responsible for auditing the Company's financial statements, and appointed Wipfli Ullrich Bertelson LLP. The Board of Directors took this action on May 1, 2002, which unanimously approved the written action. Grant Thornton LLP's reports for the last three fiscal years contained no adverse opinions, disclaimers, or qualifications or modifications as to uncertainty, audit scope or accounting principles, and during such three fiscal year period and subsequent interim period since then, there have been no disagreements with Grant Thornton LLP as to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

      Each  director   holds  office  until  the  next  annual  meeting  of  the
      shareholders and thereafter until his successor shall have been elected and qualified, or until the earlier of his death, resignation or removal.

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

      COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

      Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in Ownership on Forms 4 or 5 with the Securities and Exchange Commission (SEC). Such officers, directors, and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such person, the Company believes that, during the fiscal year ended December 31, 2002 all Section 16 (a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth for the years ended December 31, 2002, 2001 and 2000 the cash compensation earned by each of Company's chief executive officers and those executive officers that earned in excess of $100,000 for the year ended December 31, 2002.

                              ----Annual Compensation----
Name and                                                          Other
Principal Position            Year   Salary ($)  Bonus($)   Compensation($) (1)
------------------            ----   ----------  --------   -------------------

Edward Reiss                  2002    $102,300      --              --
Director, Chairman            2001    $104,404      --              --
of the Board & Co-CEO         2000    $ 93,500      --              --

Brenda Schenk                 2002    $106,300      --              --
Director, President           2001    $110,158      --              --
& Co-CEO                      2000    $102,300      --              --

      (1) All other compensation reported above is sales commissions.

      Directors receive $500 plus travel expenses for attending a Board meeting.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to those persons who owned beneficially, more than 5% of the $.01 par value common stock of the Company as of December 31, 2002, as reflected in the stock transfer records of the Company, copies of filings on schedule 13-D or 13-G, and otherwise to the Company's knowledge.

      All forms and reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

Name and Address of                   Number of Shares of          Percent of
Beneficial Owner (1)                  Beneficial Ownership (2)     Common (5)
--------------------                  ------------------------     ----------

Edward Reiss                                  955,608(2)               12%

Brenda Schenk                               2,650,221(3)               33%

All Executive Officers                      3,605,829                  45%
And Directors As a Group

      (1)    The addresses of all individuals are   c/o RMED International, Inc.
                                                    675 Industrial Boulevard
                                                    Delta, CO 81416

      (2)   Includes 3,792 shares held in trust for Mr. Reiss's daughter, Ilana.

      (3) Includes 337,500 shares owned by Brandy Enterprises, Ltd., a corporation wholly owned by Ms. Schenk.

      (4) During 2002 RMED bought back 1,576,851 shares of stock. The Company plans to periodically buy back additional shares in the future.

Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      The Company has notes receivable outstanding from the Chairman and President of the Company. The principal balance of the notes was $227,203 at December 31, 2002 and $234,000 at December 31, 2002. The notes bear interest at 1% and are due July 2005.

      The Company has a note payable due to the President of the Company. The principal balance of the note was $5,000 at December 31, 2002 and $0 at December 31, 2001. The note accrues interest at 7% and is due October 2003.

Item 13. EXHIBITS, FINANCING STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report.

            (1) Financial Statements. The following financial statements are included in Part II, Item 7 of this Annual Report on Form 10-K:

                  Report of Wipfli Ullrich Bertelson LLP on Financial Statements and Financial Statement Schedule as of December 31, 2002 and 2001 and for the years ended then.

                  Balance Sheets as of December 31, 2002 and 2001.

                  Statements of Income for the years ended December 31, 2002, and 2001.

                  Statements  of  Stockholders'   Equity  for  the  years  ended
                  December 31, 2002 and 2001.

                  Statements of Cash Flows for the years ended December 31, 2002 and 2001.

                  Notes to Financial Statements

            (2)   Financial   Statement   Schedules:   The  following  financial
                  statement schedule is included in Item 14(d):

                  Schedule II-Valuation and Qualifying Accounts and Reserves

                  All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto.

            (3)   Exhibits.  The following exhibits are included in this report:
                  See "Exhibit Index to Form 10-K" immediately following the signature page of this Form 10-KSB.

      (b) Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 2003.

                                       RMED International, Inc.

                                       /s/ Edward Reiss
                                       ----------------------------------
                                       Edward Reiss
                                       Co-Chief Executive Officer
                                       (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 2003.

/s/ Edward Reiss                         /s/ Stu Brown
-------------------------------------    --------------------------------------
Edward Reiss                             Stu Brown
Co-Chief Executive Officer               VP, Chief Financial Officer
Director                                 (Principal Financial and
(Principal Executive Officer)            Accounting Officer)

/s/ Brenda Schenk                        /s/ Darin Pratt
-------------------------------------    --------------------------------------
Brenda Schenk                            Darin Pratt
President, Co-Chief Executive Officer    Director
Director

                            SECTION 302 CERTIFICATION

         I, Edward Reiss, Co-Chief Executive Officer of RMED International, Inc. certify that:

      1.    I  have   reviewed  this  Annual  Report  on  Form  10-KSB  of  RMED
            International, Inc.;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this Annual Report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee, of registrant's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                            /s/ Edward Reiss
                                                --------------------------------
                                                Edward Reiss
                                                Co-Chief Executive Officer

                            SECTION 302 CERTIFICATION

         I, Stu Brown, Vice-President and Chief Financial Officer of RMED International, Inc. certify that:

      1.    I  have   reviewed  this  Annual  Report  on  Form  10-KSB  of  RMED
            International, Inc.;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this Annual Report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee, of registrant's board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                            /s/ Stu Brown
                                                --------------------------------
                                                Stu Brown
                                                VP, Chief Financial Officer

                            SECTION 906 CERTIFICATION

The undersigned Chief Executive Officer of RMED International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that

      (1) the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 27, 2003

                                                /s/ Edward Reiss
                                                --------------------------------
                                                Edward Reiss
                                                Co-Chief Executive Officer

The undersigned Chief Financial Officer of RMED International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that

      (1) the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 27, 2003

                                                /s/ Stu Brown
                                                --------------------------------
                                                Stu Brown
                                                VP, Chief Financial Officer

RMED International, Inc.
Delta, Colorado

Financial Statements and
Additional Information
Years Ended December 31, 2002 and 2001

                                                        RMED INTERNATIONAL, INC.

                                 FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION
                                          Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT...................................................1


FINANCIAL STATEMENTS

     Balance Sheets............................................................2
     Statements of Income......................................................3
     Statements of Stockholders' Equity (Deficit)..............................4
     Statements of Cash Flows..................................................5
     Notes to Financial Statements.............................................6


ADDITIONAL INFORMATION
     Schedule II - Valuation and Qualifying Accounts..........................18

WIPFLI [LOGO]

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
RMED International, Inc.
Delta, Colorado

We have audited the balance sheet of RMED International, Inc. as of December 31, 2002, and the related statements of income, stockholders' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of RMED International, Inc. as of December 31, 2001, were audited by other auditors whose report dated February 15, 2002, except for note M, as to which the date is March 14, 2002 expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of RMED International, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II in item 14 of Part IV of the Form 10-KSB is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Wipfli Ullrich Bertelson LLP

March 20, 2003
Chippewa Falls, Wisconsin

                          Assets                           2002           2001
--------------------------------------------------------------------------------

Current assets:
  Cash                                                   $ 91,521       $103,306
  Accounts receivable, less allowance for doubtful
    accounts of $9,500 in 2002 and 2001                   225,657        192,024
  Inventories                                             188,851         70,542
  Other                                                    10,149         22,088
--------------------------------------------------------------------------------

    Total current assets                                  516,178        387,960
--------------------------------------------------------------------------------

Property and equipment:
  Land                                                      8,238          8,238
  Buildings                                               253,523        228,523
  Machinery and equipment                                  11,488          3,362
  Furniture and office equipment                           64,972         56,400
--------------------------------------------------------------------------------

  Totals                                                  338,221        296,523
  Less - Accumulated depreciation                         114,271        103,634
--------------------------------------------------------------------------------

    Total property and equipment                          223,950        192,889
--------------------------------------------------------------------------------

Other assets                                               26,941         29,279
--------------------------------------------------------------------------------

TOTAL ASSETS                                             $767,069       $610,128
================================================================================

                                                        RMED International, Inc.

                                                                 BALANCE SHEETS
                                                     December 31, 2002 and 2001
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficit)             2002           2001
-------------------------------------------------------------------------------

Current liabilities:
  Current maturities - Note payable                  $     8,100    $     7,300
  Note payable - Bank                                    297,739              0
  Note payable - Officer                                   5,000              0
  Accounts payable                                       628,841        483,357
  Accrued and other liabilities:
    Interest                                               1,320              0
    Taxes other than income taxes                          1,078         13,847
-------------------------------------------------------------------------------

    Total current liabilities                            942,078        504,504
-------------------------------------------------------------------------------

Long-term liability - Note payable                        52,400         59,000
-------------------------------------------------------------------------------

Stockholders' equity (deficit):
  Common stock - $0.01 par value:
  Authorized - 50,000,000 shares
  Issued and outstanding - 8,274,791 shares in
    2002 and 9,851,642 shares in 2001                     82,748         98,516
  Additional paid-in capital                           7,475,987      7,920,643
  Accumulated deficit                                 (7,558,941)    (7,738,535)
-------------------------------------------------------------------------------

  Totals                                                    (206)       280,624
  Less - Notes receivable from officers                 (227,203)      (234,000)
-------------------------------------------------------------------------------

    Total stockholders' equity (deficit)                (227,409)        46,624
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                   $   767,069    $   610,128
===============================================================================

See accompanying notes to financial statements.

                                                       RMED INTERNATIONAL, INC.

                                                           STATEMENTS OF INCOME
                                         Years Ended December 31, 2002 and 2001
-------------------------------------------------------------------------------

                                                      2002             2001
-------------------------------------------------------------------------------

Sales                                              $4,219,387       $12,409,860
Cost of sales                                       3,034,298         9,849,682
-------------------------------------------------------------------------------

Gross profit on sales                               1,185,089         2,560,178
-------------------------------------------------------------------------------

Operating expenses:
  Selling expense                                     163,944         1,515,929
  Administrative and general expenses                 889,959         1,451,581
  Write-off of patent                                       0           253,693
-------------------------------------------------------------------------------

Total operating expenses                              1,053,903       3,221,203
-------------------------------------------------------------------------------

Profit (loss) from operations                         131,186          (661,025)

Other income (deductions):
  Interest expense                                    (13,901)         (620,163)
  Interest and dividends                               17,573            48,667
  Gain on sale of assets                               18,159           892,810
  Lawsuit settlement                                   50,000                 0
  Other                                               (23,423)            5,660
-------------------------------------------------------------------------------

Profit (loss) from operations before
  extraordinary item                                  179,594          (334,051)

Extraordinary item - Forgiveness of debt                    0           570,064
-------------------------------------------------------------------------------

Net income                                         $  179,594       $   236,013
===============================================================================

Net income (loss) per share from operations
  before extraordinary item                             $0.02            ($0.04)
===============================================================================

Net income per share - basic and diluted                $0.02             $0.02
===============================================================================

Weighted average common shares outstanding:
  Basic                                             8,667,101         9,889,210
                                                    ===========================
  Diluted                                           8,667,101         9,962,783
                                                    ===========================

See accompanying notes to financial statements.

                                                        RMED INTERNATIONAL, INC.

                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                                Notes
                                                                 Additional                   receivable
                                           Common stock           paid-in     Accumulated       from
                                        Shares      Amount        capital       deficit      stockholders     Total
                                      ---------    -------      ----------    ------------   ------------   ---------

Balances at January 1, 2001           9,933,642    $99,336      $7,968,488    ($7,974,548)    ($234,000)    ($140,724)

Purchase of stock                      (100,000)    (1,000)        (57,573)            --            --       (58,573)

Sale of stock                            18,000        180           9,728             --            --         9,908

Net income                                   --         --              --        236,013            --       236,013
---------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001         9,851,642     98,516       7,920,643     (7,738,535)     (234,000)       46,624

Purchase of stock                    (1,576,851)   (15,768)       (444,656)            --            --      (460,424)

Principal payments received                  --          --             --             --         6,797         6,797

Net income                                   --          --             --        179,594            --       179,594
---------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2002         8,274,791    $82,748      $7,475,987    ($7,558,941)    ($227,203)    ($227,409)
=====================================================================================================================

See accompanying notes to financial statements.

                                                        RMED INTERNATIONAL, INC.

                                                        STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                      2002            2001
--------------------------------------------------------------------------------------------
Increase (decrease) in cash:
  Cash flows from operating activities:
    Net income                                                      $179,594        $236,013
--------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Write-off of patent                                                  0         253,693
      Extraordinary item - Forgiveness of debt                             0        (570,064)
      Provision for depreciation and amortization                     10,637       1,052,506
      Recognition of deferred gain                                   (18,159)        (17,004)
      Gain on property and equipment disposals                             0        (892,810)
      Changes in operating assets and liabilities:
        Accounts receivable                                          (33,633)        106,077
        Inventories                                                 (118,309)        436,631
        Other assets                                                   8,896         318,238
        Accounts payable                                             145,484         663,014
        Accrued and other liabilities                                (11,449)       (128,876)
--------------------------------------------------------------------------------------------

          Total adjustments                                          (16,533)      1,221,405
--------------------------------------------------------------------------------------------

  Net cash provided by operating activities                          163,061       1,457,418
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from property and equipment disposals                           0          66,204
  Principal payments from notes receivable - officer                   6,797               0
  Capital expenditures                                               (41,698)       (206,164)
  Other                                                               23,540          28,204
--------------------------------------------------------------------------------------------

  Net cash used in investing activities                              (11,361)       (111,756)
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase (decrease) in short-term debt                         302,739        (341,022)
  Principal payments on long-term debt                                (5,800)       (887,996)
  Proceeds from issuance of common stock, 18,000
    shares in 2001                                                         0           9,908
  Purchase of common stock, 1,576,851 shares in
    2002 and 100,000 shares in 2002
  2001                                                              (460,424)        (58,573)
--------------------------------------------------------------------------------------------

  Net cash used in financing activities                             (163,485)     (1,277,683)
--------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                      (11,785)         67,979
Cash at beginning                                                    103,306          35,327
--------------------------------------------------------------------------------------------

Cash at end                                                          $91,521        $103,306
============================================================================================

Supplemental cash flow information:
  Cash paid during the year for interest - net
    of amount capitalized in 2001                                    $12,581        $653,312

Noncash investing and financing activities:
  The Company sold its manufacturing equipment and other related assets during 2001. In conjuction with the sale, $834,845 of liabilities were assumed by the buyer, $570,064 of the Company's debt was forgiven, and $738,435 of accounts payable were converted to long-term debt.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principal Business Activity

            RMED International, Inc. (the "Company" or "RMED"), markets and distributes its Tushies(R) brand and TenderCare(R) brand disposable diapers and related products. Through November 2001, the Company also manufactured disposable baby diapers for private label distributors and its Bumpies(R) brand and Rock-A-Bye(R) brand. The Company's diapers are marketed through independent commissioned brokers and sold through health product stores, its 800 direct mail number, and on the internet. Less than 10% are sold internationally.


            Use of Estimates in Preparation of Financial Statements

            The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

            Receivables and Credit Policy

            Accounts receivable are uncollateralized customer obligations due on normal trade terms requiring payment within 30 days from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

            The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for potential credit losses was $9,500 as of December 31, 2002 and 2001, and is reflected as an offset to accounts receivable in the accompanying balance sheets.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Inventories

            Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. Inventories consist of the following at December 31:

                                                            2002           2001
            --------------------------------------------------------------------

            Raw materials                                 $      0       $38,682
            Finished goods                                 142,228        31,860
            Bags and boxes                                  46,623             0
            --------------------------------------------------------------------
            Totals                                        $188,851       $70,542
            ====================================================================

            Property, Equipment, and Depreciation

            Property and equipment are valued at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income. Depreciation is computed on the straight-line and accelerated methods for financial reporting purposes, based on the estimated useful lives of the assets, which are as follows:

            Buildings                                                   39 years
            Machinery and equipment                                    5-7 years
            Furniture and office equipment                            5-10 years

            Patent

            The patent consisted primarily of the costs related to acquiring the patent and was amortized on a straight-line basis over 9 years. In November 2001 in connection with the disposition of assets, management determined the patent had no remaining value and recognized an impairment charge of $253,693.

            Revenue Recognition

            Product sales are recognized when the product is shipped and all significant obligations of the Company have been satisfied.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Shipping and Handling

            Revenue received from shipping and handling fees is reflected in net sales. Costs incurred for shipping and handling are reported in cost of sales

            Stock Based Compensation

            The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option.

            Income Taxes

            Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability.

            Net income Per Share

            The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Common stock options to purchase 450,000 shares of stock with a weighted average exercise price of $0.27 were excluded from the computation of diluted income per share because they were antidilutive at December 31, 2001. There were no common stock options at December 31, 2002.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2      DISPOSITION OF ASSETS

            During November 2001, the Company sold its manufacturing equipment and other assets related to its private label business. In connection with the sale of assets the purchaser assumed certain liabilities. The net book value of assets sold and liabilities assumed are as follows:

            Assets sold:
              Accounts receivable                               $  420,822
              Inventory                                          1,554,301
              Prepaids and other                                    81,559
              Furniture and office equipment                       106,341
              Machinery and equipment                            4,166,780
            --------------------------------------------------------------
                                                                 6,329,803
            --------------------------------------------------------------

            Liabilities assumed:
              Account payable                                    2,189,330
              Accrued liabilities                                  288,125
              Long-term obligations                              4,687,193
            --------------------------------------------------------------
                                                                 7,164,648
            --------------------------------------------------------------
            Gain on disposition                                 $  834,845
            ==============================================================

            Prior to the transaction, the Company converted $738,435 of accounts payable to notes payable.

            Net sales and cost of sales for the private label business for the year ended December 31, 2001, were as follows:

            Net sales                                           $4,175,784
            Cost of goods sold                                   3,812,490
            --------------------------------------------------------------

            Gross profit                                        $  363,294
            ==============================================================

            addition, during October 2001, the Company sold an unused parcel of land at its Colorado operations for $75,000, and realized a gain of $58,000.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3      NOTE PAYABLE - BANK

            The Company has a $300,000 line of credit which is secured by accounts receivable, inventories, equipment, and the personal guarantees of the Chairman and President of the Company. At December 31, 2002, $297,739 was borrowed against the line of credit. The interest rate is 7.0%.

NOTE 4      LONG-TERM NOTE PAYABLE

            Long-term note payable consists of the following:

                                                            2002      2001
            ----------------------------------------------------------------

            7% note payable, secured by real estate,
            payable at $1,008 per month including
            interest due January 2008                     $60,500    $66,300
            ----------------------------------------------------------------

            Less - Current maturities                       8,100      7,300
            ----------------------------------------------------------------

            Long-term portion                             $52,400    $59,000
            ================================================================

            Required payments of principal on the long-term note payable at December 31, 2002, including current maturities, are summarized as follows:

            2003                                                   $ 8,100
            2004                                                     8,700
            2005                                                     9,300
            2006                                                    10,000
            2007                                                    10,700

NOTE 5      FORGIVENESS OF DEBT

            During 2001, the Company restructured a portion of its long-term obligations and accounts payable. The Company negotiated separate agreements with lenders and vendors whereby a portion of their obligation was forgiven in connection with the transfer of their remaining obligation to the purchaser in connection with the disposition of assets. The Company recognized an extraordinary gain of $570,064 or $0.06 basic and diluted income per share for the year ended December 31, 2001, due to the forgiveness of debt by lenders in conjunction with this agreement.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6      EMPLOYEE BENEFIT PLAN

            The Company maintained a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company did not make matching contributions in 2002 or 2001. In September 2002 the plan was terminated and all assets were distributed to the plan participants.

NOTE 7      INCOME TAXES

            Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. As of December 31, 2002 and 2001, deferred tax assets were comprised of the following:

            Deferred tax assets:
            Allowance for accounts receivable               $3,200       $3,200
            Patent impairment                               90,400       90,400
            Net operating loss and tax credit
              carry forwards                             1,366,500    1,427,500
            2001 IRC 108 attribute reduction              (279,500)           0
            Valuation allowance                         (1,180,600)  (1,521,100)
            -------------------------------------------------------------------

            Net deferred tax asset                              $0           $0
            ===================================================================

            A valuation allowance has been established to offset deferred tax assets due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company has net operating loss (NOL) carry forwards of approximately $3,150,000 at December 31, 2002, which expire from 2005 through 2020. These NOL's are subject to annual utilization limitations due to prior ownership changes. The Company also has tax credit carry forwards of approximately $17,000 at December 31, 2002, which expire in 2011.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7      INCOME TAXES (continued)

            The provision for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income tax rate of 34% to pretax income as a result of the following differences:

                                                            2002         2001
            --------------------------------------------------------------------

            Federal statutory rate                        $61,000     $  80,300
            Adjustment of prior year's accrual                  0       116,500
            Change in valuation allowance                       0      (205,200)
            Benefits of net operating loss
              carryforwards                               (61,000)            0
            Other                                               0         8,400
            --------------------------------------------------------------------

            Provision for income taxes                    $     0     $       0
            ====================================================================

NOTE 8      LEASES

            The Company leased its manufacturing, warehouse, and office facility in Eau Claire, Wisconsin. Rent expense for this lease was $187,920 for 2001. This lease was assumed in the November, 2001 asset sale.

NOTE 9      ROYALTIES

            The Company had an agreement with a national diaper manufacturer, which required payment of royalties to the manufacturer of three percent of net sales of certain disposable diapers. Royalty expense related to this agreement was $36,249 for 2001. This agreement was assumed in the November, 2001 asset sale.

NOTE 10     STOCK OPTION PLAN

            Incentive Stock Options

            The Company has an incentive stock option plan (the "Plan") for key employees of the Company, reserving 250,000 shares of common stock. The options are to be granted to employees as determined by a committee administering the Plan. The exercises price of options granted under the Plan cannot be less than the fair market value of the common stock on the date of grant. As of December 31, 2002, no options have been granted.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10     STOCK OPTION PLAN (continued)

            Stock Appreciation Rights

            The Plan also authorizes Stock Appreciation Rights to be granted, in connection with incentive stock options, which would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon the exercise date in paid-up stock of the Company or in cash, depending upon the Company's determination. It is not presently intended that Stock Appreciation Rights will be granted with options under the Plan. As of December 31, 2002, no rights have been granted.

            Non-Qualified Options

            A summary of the status of the Company's stock option plan activity and related information is presented below:

                                                                Weighted-Average
                                                  Shares         Exercise Price
            --------------------------------------------------------------------

            January 1, 2001                       450,000            $0.27
            No activity                                --               --
            --------------------------------------------------------------------
            December 31, 2001                     450,000             0.27
            Forfeited                            (450,000)            0.27
            --------------------------------------------------------------------

            December 31, 2002                           0             0.00
            ====================================================================

NOTE 11     ADVERTISING COSTS

            The Company expenses advertising costs as incurred. Total advertising costs charged to expense for 2002 and 2001 were $51,777 and $905,443, respectively.

NOTE 12     NOTES RECEIVABLE FROM OFFICERS

            The Company has notes receivable outstanding from the Chairman and President of the Company. The notes were granted in conjunction with the purchase of common stock, bear interest at 1% and are due in July 2005

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13     NOTE PAYABLE TO OFFICER

            The Company has a note payable due to the President of the Company. The note accrues interest at 7% and is due in October 2003.

NOTE 14     LAWSUIT SETTLEMENT

            The Company filed a lawsuit in 2002 due to false advertising claims made by a competitor. In June of 2002 the Company dropped the lawsuit in exchange for $50,000 and an agreement for the defendant to stop the advertising claims.

NOTE 15     CONTINGENCIES

            In the ordinary course of conducting business, the Company occasionally becomes involved in legal proceedings relating to contracts, environmental issues, or other matters. While any proceeding or litigation has an element of uncertainty, management of the Company believes that the outcome of any pending or threatened actions will not have a material adverse effect on the business or financial condition of the Company.

NOTE 16     MAJOR CUSTOMERS

            In 2002, two major customers accounted for 18% and 13% of gross sales aggregating $779,923 and $538,809, respectively.

            The Company had no single customer that accounted for more than 10% of gross sales during 2001.

            The Company had two and three customers, which accounted for 50% and 68% of accounts receivable at December 31, 2002 and 2001, respectively.

NOTE 17     MAJOR SUPPLIERS

            In 2002, three major suppliers accounted for approximately $2,894,000 of purchases. These suppliers accounted for 90% of accounts payable at December 31, 2002.

            No such concentrations existed during 2001.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 18     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            Due to their short-term nature, the carrying value of RMED's current financial assets and liabilities approximates their fair values. The fair value of borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

NOTE 19     RECENT ACCOUNTING PRONOUNCEMENTS

            The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Intangible Assets" on January 1, 2002. These statements eliminate the pooling-of-interest method of accounting for business combinations, require intangible assets acquired in business combination to be recorded separately from goodwill and eliminate the amortization of goodwill and other intangible assets with indefinite lives. The adoption of SFAS 141 and 142 did not have a material effect on the Company's financial statements.

            The Company adopted FASB SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. This statement requires the recognition of an impairment loss when the fair value of a long-lived asset is less than its carrying value, and eliminates the requirement to recognize losses on discontinued operations before they occur. The adoption of SFAS 144 did not have a material effect on the Company's financial statements.

            The Company adopted FASB SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for transactions and financial statements issued on or after May 15, 2002. This statement provides criteria to determine whether gains and losses from extinguishments of debt should be classified as extraordinary items or included as part of a company's recurring operations. This statement also clarifies the treatment of certain modifications of lease agreements that have similar effects to sale-leaseback transactions.

            The FASB issued SFAS 143 "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. This statement requires that a liability for legal obligations associated with the retirement of tangible long-lived assets be recognized when the fair value of the liability can be reasonably estimated.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 19     RECENT ACCOUNTING PRONOUNCEMENTS (continued)

            The FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for activities initiated after December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for initial measurement of the liability

            The FASB issued SFAS 147 "Acquisitions of Certain Financial Institutions," which is effective on October 1, 2002. This statement requires that the purchase method of accounting be applied to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

            The FASB also issued SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" which is effective for fiscal years beginning after December 15, 2003. This statement amends SFAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of a company's accounting policy decisions with respect to stock-based employee compensation.

            The adoption of SFAS's 143, 146, 147, and 148 should not have a material effect on the Company's financial statements.

                                                        RMED INTERNATIONAL, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 20     SUBSEQUENT EVENT

            In August 1994, the Company commenced an action in the United States District Court of the Southern District of New York against Sloan's Supermarkets, Inc. and John A. Catsimatidis to recover damages based on the defendants' failure to disclose, in its public filings and otherwise, the existence of and investigation by the Federal Trade Commission ("FTC") regarding the concentration of supermarkets by entities owned or controlled by the defendants. The Company purchased approximately 226,000 shares of Sloan's common stock in November and December 1993 in open market transactions on the American Stock Exchange, without knowledge of the FTC investigation, and sold a portion of these shares at a loss after June 2, 1994, when the Company learned of the "FTC" investigation. The legal action has been certified as a "class action", with the Company designated as the class action representative. The case went to trial January 6, 2003.

            On January 14, 2003 the Company announced a proposed settlement of the "class action" suit. RMED believes that the essential terms and conditions of the proposed settlement are fair and reasonable under all of the circumstances. The action involved complex issues of law and fact and novel theories of damages, and as the trial progressed it became highly uncertain whether the plaintiff would be able to establish liability or damages. The defendants continue to deny any and all wrongdoing, but nonetheless believed that settlement was in their best interest taking into account the distraction, burden, and expense of litigation fees and costs. The settlement is subject to the execution of a definitive settlement agreement and final approval by the United States District Court. Upon court approval of a definitive settlement agreement, the financial terms of the settlement will be determined.

                                                          ADDITIONAL INFORMATION
--------------------------------------------------------------------------------

                                                        RMED INTERNATIONAL, INC.

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                    Chargede to
                                       Balance at     Chargede to   other                       Balance
                                       beginning of   costs  and    accounts-     Deductions    at end of
Description                            period         expenses      describe      -describe     period
---------------------------------------------------------------------------------------------------------

Reserve for advertising expenses:

  Year ended December 31, 2001           $150,000       $755,443        $0        $905,443(a)        $0

  Year ended December 31, 2002                  0              0         0               0            0

Reserve for bad debts:

  Year ended December 31, 2001             38,000        132,336         0         161,336(b)     9,500

  Year ended December 31, 2002              9,500          2,697         0           2,697(b)     9,500

(a) Payment of advertising costs
(b) Write off of customer balance