Form 10QSB
period 2003-03-31
RMED INTERNATIONAL INC
filed 2003-05-07
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                               X Yes           __No

There were 8,064,791 shares of the Registrant's $.01 par value common stock outstanding as of April 29, 2003.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.  Financial Information

 Item 1. Condensed Financial Statements

         Condensed Balance Sheets as of March 31, 2003 and                   F-1
         December 31, 2002

         Condensed Statements of Operations for the three                    F-3
         months ended March 31, 2003 and 2002

         Condensed Statements of Cash Flows for the three                    F-4
         months ended March 31, 2003 and 2002

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RMED International, Inc. (the "Company", "RMED") markets and sells Tushies(R) and TenderCare(R) baby diapers and natural/environmental products through health product stores, mail order catalogues, Tushies Baby Care representatives at 1-800-344-6379, the Internet at tushies.com, ecomall.com, drugstore.com, our representative in the UK greenbabyco.com and in an ongoing direct marketing relationship with Earth's Best Baby Food, a division of Hain Food Group. Earth's Best Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company

         MotherNature Diapers(R), a revolutionary ultra thin diaper with sealed-in core and patented ultra absorbency has been added to the product line and released to the public in March 2003. RMED's new diaper is designed for baby's comfort with Velcro(R)-like stretch refastenable closures, soft-fit waistband, breathable sides and latex-free moisture barrier cuff. In partnership with American Forests / Global ReLeaf (website-americanforests.org) the Company will plant a tree in the baby's name for each 4-bag case of MotherNature Diapers ordered through www.mothernaturediapers.com, our home delivery number 1-800-569-1462 or when the consumer submits four (4) MotherNature Diaper UPC numbers with store receipts as proof of purchase.

         MATERIAL CHANGES IN FINANCIAL POSITION

         Total assets of the Company increased $68,032 or 9% from $767,069 at December 31, 2002 to $835,101 at March 31, 2003. The increase was primarily due to capital expenditures and organizational expenses related to the addition of MotherNature Diapers to the Company's product line.

         Net receivables increased $101,854 or 45% from $225,657 at December 31, 2002 to $327,511 at March 31, 2003. The increase results primarily from the amount and timing of customer orders, and from slower collections on accounts.

         Total stockholders' equity increased $55,437 or 24% during the three-month period ended March 31, 2003 due current period net income offset by the Company's repurchase and retirement of common stock.

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Net sales for the quarter ended March 31, 2003 were $1,089,724 compared to $1,149,135 for the quarter ended March 31, 2002, a decrease of $59,411. The decrease in sales dollars of 5% was primarily a result of lower sales in the Tushies diapers and Tushies wipes business.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

         The cost of products sold was $768,289 or 71% of net sales for the quarter ended March 31, 2003, as compared to $752,895 or 66% of net sales for the quarter ended March 31, 2002. The increased percentage for the current quarter results from changes in the mix of products sold.

         Operating expenses for the quarter ended March 31, 2003 increased $23,839 or 11% compared to $213,454 for the quarter ended March 31, 2002 due to higher payroll.

         Net income for the quarter ended March 31, 2003 was $83,185 as compared to a net income of $185,860 for the quarter ended March 31, 2002. The decrease between years resulted from decreased sales and increased costs of products sold and operating expenses.

         Liquidity and Capital Resources

         Capital resources on hand at March 31, 2003 include cash of $15,740 and a net working capital deficit of $434,311. This represents decreases of $75,781 (86%) in cash and $8,411 (2%) in net working capital as compared to December 31, 2002.

         The Company's mortgage note payable is secured by the land and building owned in Delta, Colorado. The loan matures in January 2008 and the interest rate is 7%. The balance at March 31, 2003 was $58,496.

         The Company has a line of credit agreement with a bank. The line is secured by inventory, accounts receivable, and equipment, and is guaranteed by the Company's officers. The line matures in June 2003 and the interest rate is 7%. The balance at March 31, 2003 was $291,854.

         The Company believes that its capital resources on hand at March 31, 2003, together with revenues from product sales, will be sufficient to meet its cash requirements for the year.

         Forward Looking Information

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Investors reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Item No.     Item                                     Method of Filing
         --------     ----                                     ----------------

           11         Computation of earnings per share        Filing herewith

         (b) Reports on Form 8K

         During the quarter ended March 31, 2003, there was one report filed on form 8-K dated January 15, 2003 to report a proposed settlement of a federal class action lawsuit against Gristede's Foods, Inc. (formerly Sloan's Supermarkets, Inc.) and John A. Catsimatidis.

Item 9.  REGULATION FD DISCLOSURE

         In connection with the Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2003, as filed herein, RMED International filed as correspondence the transmittal letter and certification Exhibits 99.1 and 99.2.

                                   May 6, 2003

Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.

Washington, D.C.

RE: RMED International, Inc. - Quarterly Report on Form 10-QSB For the Quarterly period ending March 31, 2003

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

                                           Very truly yours,
                                           RMED International,
                                           Inc.

                                           By:  /s/ Stu Brown
                                                -------------
                                           Stu Brown, Corporate Vice-President &
                                           Chief Financial Officer.

                                                                    Exhibit 99.1

                                  Certification
                                       Of
                            RMED International, Inc.
                 Under Section 906 of Sarbanes-Oxley Act of 2002

The undersigned Chief Executive Officer of RMED International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 6, 2003

                                                /s/ Edward Reiss
                                                ----------------
                                                Edward Reiss
                                                Co-Chief Executive Officer

                                                                    Exhibit 99.2

The undersigned Chief Financial Officer of RMED International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 6, 2003

                                                /s/ Stu Brown
                                                -------------
                                                Stu Brown
                                                VP, Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1937, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        RMED International, Inc.

Date: May 6, 2003

                                                        /s/Stu Brown
                                                        ------------
                                                        Vice-President and CFO

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

RMED INTERNATIONAL, INC.
BALANCE SHEET

ASSETS                                          March 31,           December 31,
                                                  2003                 2002
                                                ---------           ---------
                                               (Unaudited)

CURRENT ASSETS

  Cash                                          $  15,740           $  91,521
  Accounts receivable                             327,511             225,657
  Inventory                                       172,585             188,851
  Prepaids and other                                6,530              10,149
                                                ---------           ---------

    Total current assets                          522,366             516,178
                                                ---------           ---------

LAND, BUILDING, AND EQUIPMENT
  Land                                              8,238               8,238
  Building                                        258,523             253,523
  Office furniture and equipment                   80,877              76,460
                                                ---------           ---------

                                                  347,638             338,221
  Less accumulated depreciation                  (117,117)           (114,271)
                                                ---------           ---------

  Net land, building and equipment                230,521             223,950

OTHER ASSETS

  Organization expense                             48,173                   0
  Other                                            34,041              26,941
                                                ---------           ---------

    Total other assets                             82,214              26,941
                                                ---------           ---------

TOTAL ASSETS                                    $ 835,101           $ 767,069
                                                =========           =========

RMED INTERNATIONAL, INC.
BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY                   March 31,    December 31,
                                                         2003           2002
                                                     -----------    -----------
                                                     (Unaudited)

CURRENT LIABILITIES
  Accounts payable                                   $   637,225    $   628,841
  Notes payable                                          291,854        302,739
  Current maturities - long-term obligations               8,100          8,100
  Accrued liabilities                                     19,498          2,398
                                                     -----------    -----------

    Total current liabilities                            956,677        942,078
                                                     -----------    -----------

LONG-TERM OBLIGATIONS                                     50,396         52,400
                                                     -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock issued                                     82,298         82,748
  Additional paid-in capital                           7,448,689      7,475,987
  Accumulated deficit                                 (7,475,756)    (7,558,941)
  Less: Notes receivable from officer                   (227,203)      (227,203)
                                                     -----------    -----------

    Total shareholders' equity (deficit)                (171,972)      (227,409)
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   835,101    $   767,069
                                                     ===========    ===========

RMED INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

--------------------------------------------------------------------------------
                                                      Three months ended
                                                          March 31,
                                                 ----------------------------
                                                    2003              2002
--------------------------------------------------------------------------------

Revenues
  Net sales                                      $1,089,724        $1,149,135
  Cost of products sold                             768,289           752,895
--------------------------------------------------------------------------------
Gross Margin                                        321,435           396,240

Operating Expenses                                  237,293           213,454
--------------------------------------------------------------------------------

Operating Income                                     84,142           182,786

Other Income (Expense)
  Other income                                        3,968             4,184
  Interest expense                                   (4,925)           (1,110)
--------------------------------------------------------------------------------

Net Income                                       $   83,185        $  185,860
================================================================================

Basic and diluted income
  per common share                               $     0.01        $     0.02
--------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding                       8,064,791         9,340,990
================================================================================

RMED INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

--------------------------------------------------------------------------------
                                                     Three months ended March 31

Cash Flows From Operating Activities:                      2003        2002
                                                           ----        ----
  Net income for the period                             $  83,185   $ 185,860
--------------------------------------------------------------------------------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           3,758       2,321
    Changes in assets and liabilities:
     (Increase) decrease in:
      Accounts receivable                                (101,854)    (23,055)
      Inventories                                          16,266     (27,108)
      Prepaid and other                                   (52,566)    (40,872)
     Increase (decrease) in:
      Accounts payable and accrued liabilities             14,599     113,038
--------------------------------------------------------------------------------

  Total adjustments                                      (119,797)     24,324
--------------------------------------------------------------------------------

        Net cash provided by (used in)
          operating activities                            (36,612)    210,184
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:

  Capital expenditures                                     (9,417)     (8,207)
--------------------------------------------------------------------------------

        Net cash used in investing activities              (9,417)     (8,207)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Purchase of RMED common stock                           (27,748)   (262,695)
  Principal payments on long-term debt                     (2,004)     (2,520)
--------------------------------------------------------------------------------

        Net cash used in financing activities             (29,752)   (265,215)
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                 (75,781)    (63,238)

Cash:
  Beginning of period                                      91,521     103,306
--------------------------------------------------------------------------------

  End of period                                         $  15,740   $  40,068
================================================================================

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 is not necessarily indicative of the operating results for the year ending December 31, 2003.

Certain prior period amounts have been reclassified to conform to the March 31, 2003 financial statement presentation.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                          March 31,     December 31,
                            2003            2002
                            ----            ----
Finished goods            $137,050        $142,228
Bags & boxes                35,535          46,623
                          --------        --------
                          $172,585        $188,851
                          ========        ========

Note C - Income Taxes

The provision for income taxes for the three months ended March 31, 2003 and 2002 is zero due to prior year net operating loss carry forwards offsetting current period taxable income.

Note D - Income Per Share

Basic and diluted income per share is computed based upon the weighted average number of common shares outstanding during the period.