Form 10QSB
period 2003-07-30
RMED INTERNATIONAL INC
filed 2003-08-11
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                           Commission File No. 0-14696

                            RMED International, Inc.
             -------------------------------------------------------
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

                                  [X] Yes [ ]No

There were 8,001,291 shares of the Registrant's $.01 par value common stock outstanding as of August 1, 2003.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.           Financial Information

     Item 1.      Condensed Financial Statements

                  Condensed Balance Sheets as of June 30, 2003 and           F-1
                  December 31, 2002

                  Condensed Statements of Operations for the six             F-3
                  months ended June 30, 2003 and 2002

                  Condensed Statements of Cash Flows for the six             F-4
                  months ended June 30, 2003 and 2002

                  Notes to Condensed Financial Statements                    F-5

     Item 2.      Management's Discussion and Analysis of Financial            3
                  Condition and Results of Operations

PART II.          Other Information                                            4

     Items 1-5.   Not applicable.

     Item 6.      Exhibits and reports on Form 8-K.                            6
                  (a) Reports on form 8-K

     Item 7-8     Not applicable

     Item 9.      Regulation FD Disclosure

                  99.1 Section 906 Certification                               7

Signatures

                  99.2 Section 302 Certification                               9

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. Operating results for the six months ended June 30, 2003 is not necessarily indicative of the operating results for the year ending December 31, 2003.

Certain prior period amounts have been reclassified to conform to the June 30, 2003 financial statement presentation.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                                June 30,                 December 31,
                                   2003                        2002
                                   ----                        ----
Finished goods                 $116,965                    $142,228
Bags & boxes                     48,677                      46,623
                               --------                    --------
                               $165,642                    $188,851
                               ========                    ========

Note C - Income Taxes

The provision for income taxes for the six months ended June 30, 2003 and 2002 is zero due to prior year net operating loss carry forwards offsetting current period taxable income.

Note D - Income Per Share

Basic and diluted income per share is computed based upon the weighted average number of common shares outstanding during the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            RMED International, Inc. (the "Company", "RMED") markets and sells Tushies(R) and TenderCare(R) baby diapers and natural/environmental products through health product stores, mail order catalogues, Tushies Baby Care representatives at 1-800-344-6379, the Internet at tushies.com, ecomall.com, drugstore.com, international sales and an ongoing marketing strategic alliance with Earth's Best Organic Baby Food, a division of Hain Group. Earth's Best Organic Baby Food is the largest certified organic baby food manufacturer in the United States.

            MotherNature Diapers(R), a revolutionary ultra thin diaper with sealed-in core and patented ultra absorbency was added to the product line and released in March 2003. RMED's new diaper is designed for baby's comfort with Velcro(R)-like stretch refastenable closures, soft-fit waistband, breathable sides and latex-free moisture barrier cuff. In partnership with American Forests / Global ReLeaf (website-americanforests.org) the Company will plant a tree in the baby's name for each 4-bag case of MotherNature Diapers ordered through www.mothernaturediapers.com, our home delivery number 1-800-569-1462 or when the consumer submits four (4) MotherNature Diaper UPC numbers with store receipts as proof of purchase.

            TenderCare Plus Diapers, the only 100% totally chlorine free WHITE Soft Super Absorbent Disposable Diaper will be released in the third Quarter 2003 along with RMED's new FLUSHABLE natural formula MotherNatureWipes. The Company has expanded its Colorado warehouse facility to 12,000 square feet that will increase storage capacity by over 10,000 cases of product.

            MATERIAL CHANGES IN FINANCIAL POSITION

            Total assets of the Company increased $195,913 or 26% from $767,069 at December 31, 2002 to $962,982 at June 30, 2003. The increase was primarily due to the capital expenditures for the addition to the Colorado warehouse, brands and trademarks for the new MotherNature Diapers product line, and receipts related to the pending litigation settlement from a class-action lawsuit brought forth by the Company against Sloan's.

            Net receivables increased $30,993 or 14% from $225,657 at December 31, 2002 to $256,601 at June 30, 2003. The increase results primarily from the amount and timing of customer orders.

            Total stockholders' equity increased $217,314 or 24% during the six-month period ended June 30, 2003 due to current period net income offset by the Company's repurchase and retirement of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

            Net sales for the quarter ended June 30, 2003 were $1,048,204 compared to $955,700 for the quarter ended June 30, 2002, an increase of $92,504 or 10%. Net sales for the six months ended June 30, 2003 were $2,137,928 compared to $2,104,835 for the six months ended June 30, 2002, an increase of $33,093 or 2%. The increase between years for the current quarter and current six months is a result of increased purchases by existing customers to fill demand, the introduction of new brands and product lines into the marketplace and the solicitation of new customers through various marketing initiatives.

            The cost of products sold was $775,588 or 74% of net sales for the quarter ended June 30, 2003, compared to $699,770 or 73% of net sales for the quarter ended June 30, 2002. The increased percentage for the current quarter results from changes in the quantity and mix of products sold. The cost of products sold was $1,543,877 or 72% of net sales for the six months ended June 30, 2003, compared to $1,452,665 or 69% of net sales for the six months ended June 30, 2002. The increased percentage for the current six months results from changes in the mix of products sold to lower margin products as compared to the respective six-month period last year.

            Operating expenses decreased $48,467 or 17% from $278,223 to $229,756 for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. Operating expenses decreased $24,628 or 5% from $491,677 to $467,049 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease between the respective quarters and six months primarily resulted from the Company incurring significant legal expenses in 2002 related to the Sloan's class-action lawsuit and various other legal matters from the Company's involvement in the manufacturing facility in 2001.

            Operating income of $42,860 was generated for the quarter ended June 30, 2003, compared to an operating loss of $22,293 for the quarter ended June 30, 2002. The increase in operating income resulted from increased sales and decreased operating expenses. Operating income of $127,002 was generated for the six months ended June 30, 2003, compared to $160,493 for the six months ended June 30, 2002. The decrease in operating income primarily resulted from an increase in cost of products sold due to changes in the mix of products sold, offset by decreased operating expenses.

            Net income for the quarter ended June 30, 2003 was $170,887 as compared to net income of $23,629 for the quarter ended June 30, 2002. The increase between the respective quarters resulted from increased sales, decreased operating expenses, and receipts related to the settlement of a class-action lawsuit in which the Company is

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, Cont'd

            the plaintiff. Net income for the six months ended June 30, 2003 was $254,072 as compared to net income of $209,509 for the six months ended June 30, 2002. The increase between the respective six months resulted from decreased operating expenses offset by a lower gross margin, and receipts related to the settlement of a class-action lawsuit. On a per share basis, the net income of $170,887 resulted in net income of $0.02 for the quarter ended June 30, 2003 compared to net income of $0.00 for the quarter ended June 30, 2002. The net income of $254,072 for the six months ended June 30, 2003 resulted in net income of $0.03 per share compared to net income of $0.02 per share for the six months ended June 30, 2003.

            Liquidity and Capital Resources

            Capital resources on hand at June 30, 2003 include cash of $143,707 and a net working capital deficit of $400,103. This represents increases of $52,186 (57%) in cash and $25,797 (6%) in net working capital as compared to December 31, 2002.

            The Company's mortgage note payable was paid in full during the quarter ended June 30, 2003.

            The Company has a line of credit agreement with a bank. The line is secured by inventory, accounts receivable, and equipment, and is guaranteed by the Company's officers. The line matures in June 2004 and the interest rate is 7%. The balance at June 30, 2003 was $291,854.

            The Company has made capital expenditures of $75,290 through June 30, 2003, primarily for the expansion of its Colorado warehouse facility.

            The Company believes that its capital resources on hand at June 30, 2003, together with revenues from product sales, will be sufficient to meet its cash requirements for the year.

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

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

            Item No.      Item                                  Method of Filing
            --------      ----                                  ----------------
               11         Computation of earnings per share     Filing herewith

            (b) Reports on Form 8K
            No reports on From 8K were filed curing the period.

Item 9. REGULATION FD DISCLOSURE

      In connection with the Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2003, as filed herein, RMED International filed as correspondence the transmittal letter and certification Exhibits 99.1 and 99.2.

                                 August 8, 2003

Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D.C.

RE:   RMED International, Inc. - Quarterly Report on Form 10-QSB
      For the Quarterly period ending June 30, 2003

Ladies and Gentlemen:

      Transmitted herewith are written statements pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 to accompany the above-captioned periodic report

                                        Very  truly   yours,
                                        RMED  International, Inc.

                                        By: /s/ Stu Brown
                                            ---------------------------------
                                           Stu Brown, Corporate Vice-President &
                                           Chief Financial Officer.