Form 10QSB
period 2003-09-30
RMED INTERNATIONAL INC
filed 2003-11-07
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                              |X| Yes    |_| No

There were 7,899,908 shares of the Registrant's $.01 par value common stock outstanding as of October 15, 2003.

                            RMED International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I. Financial Information

  Item 1. Condensed Financial Statements

          Condensed Balance Sheets as of September 30, 2003 and              F-1
          December 31, 2002

          Condensed Statements of Operations for the three                   F-2
          and nine months ended September 30, 2003 and 2002

          Condensed Statements of Cash Flows for the nine                    F-4
          months ended September 30, 2003 and 2002

          Notes to Condensed Financial Statements                            F-5

  Item 2. Management's Discussion and Analysis of Financial Condition          3
          and Results of Operations

PART II. Other Information

  Items 1-5. Not applicable

  Item 6. Exhibits and reports on Form 8-K                                     6
          (a) Reports on form 8-K

  Item 7-8  Not applicable

  Item 9. Regulation FD Disclosure                                             7

Signatures                                                                     8

          99.1 Section 906 Certification                                       9

          99.2 Section 302 Certification                                      10

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

RMED INTERNATIONAL, INC.
BALANCE SHEET

ASSETS                                            September 30,   December 31,
                                                      2003           2002
                                                  -------------   ------------
                                                  (Unaudited)
CURRENT ASSETS
  Cash                                             $ 103,122       $  91,521
  Accounts receivable                                143,584         225,657
  Inventory                                          232,759         188,851
  Prepaids and other                                   4,172          10,149
                                                   ---------       ---------

    Total current assets                             483,637         516,178
                                                   ---------       ---------

LAND, BUILDING, AND EQUIPMENT
  Land                                                 8,238           8,238
  Building                                           335,738         253,523
  Office furniture and equipment                      83,103          76,460
                                                   ---------       ---------

                                                     427,079         338,221
  Less accumulated depreciation                     (124,674)       (114,271)
                                                   ---------       ---------

  Net land, building and equipment                   302,405         223,950
                                                   ---------       ---------
OTHER ASSETS
  Brand name and trademarks                           77,696               0
  Other                                               29,460          26,941
                                                   ---------       ---------

    Total other assets                               107,156          26,941
                                                   ---------       ---------

TOTAL ASSETS                                       $ 893,198       $ 767,069
                                                   =========       =========

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY                September 30,   December 31,
                                                        2003            2002
                                                    ------------    -----------
                                                     (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                   $   686,911    $   628,841
  Notes payable                                          219,923        302,739
  Current maturities - long-term obligations                   0          8,100
  Accrued liabilities                                     17,875          2,398
                                                     -----------    -----------

    Total current liabilities                            924,709        942,078
                                                     -----------    -----------

LONG-TERM OBLIGATIONS                                          0         52,400
                                                     -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock issued                                     80,859         82,748
  Additional paid-in capital                           7,388,745      7,475,987
  Accumulated deficit                                 (7,273,912)    (7,558,941)
  Less: Notes receivable from sale of stock             (227,203)      (227,203)
                                                     -----------    -----------

    Total shareholders' equity (deficit)                 (31,511)      (227,409)
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   893,198    $   767,069
                                                     ===========    ===========

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended                      Nine months ended
                                                                     September 30,                           September 30,
                                                         ---------------------------------------------------------------------------
                                                             2003                 2002                 2003                 2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Net sales                                              $   835,011          $ 1,240,268          $ 2,972,939          $ 3,321,146
  Cost of products sold                                      543,114              917,819            2,086,991            2,339,988
------------------------------------------------------------------------------------------------------------------------------------

Gross Margin                                                 291,897              322,449              885,948              981,158

Operating Expenses                                           270,939              283,997              737,988              782,213
------------------------------------------------------------------------------------------------------------------------------------

Operating Income                                              20,958               38,452              147,960              198,945

Other Income (Expense)
  Other income                                                14,358                  111               31,530               53,997
  Litigation settlement                                            0                    0              121,742                    0
  Interest expense                                            (4,359)              (4,491)             (16,203)              (9,361)
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                               $    30,957          $    34,072          $   285,029          $   243,581
====================================================================================================================================
Basic and diluted income
  per common share                                       $      0.00          $      0.00          $      0.04          $      0.03
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding                                7,899,908            8,118,791            7,899,908            8,118,791
====================================================================================================================================

See Notes to Financial Statements.

RMED INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

--------------------------------------------------------------------------------
                                                  Nine months ended September 30
Cash Flows From Operating Activities:                  2003           2002
                                                    ---------      ---------
  Net income for the period                         $ 285,029      $ 243,581
--------------------------------------------------------------------------------
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization                      17,571          8,870
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                            82,073       (108,036)
        Inventories                                   (43,908)      (109,596)
        Prepaids and other                              5,977         10,272
      Increase in:
        Accounts payable and accrued
        liabilities                                    73,547         97,813
--------------------------------------------------------------------------------

  Total adjustments                                   135,260       (100,677)
--------------------------------------------------------------------------------

           Net cash provided by
           operating activities                       420,289        142,904
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  (Increase) decrease in other assets                  (2,519)        24,553
  Brand name and trademarks expenditures              (84,864)             0
  Capital expenditures                                (88,858)       (41,237)
--------------------------------------------------------------------------------

           Net cash used in investing
           activities                                (176,241)       (16,684)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Net decrease in short-term debt                     (82,816)             0
  (Principal payments on) proceeds
  from long-term debt                                 (60,500)       198,399
  Purchase of RMED common stock                       (89,131)      (349,492)
--------------------------------------------------------------------------------

           Net cash used in
           financing activities                      (232,447)      (151,093)
--------------------------------------------------------------------------------

Net increase (decrease) in cash                        11,601        (24,873)
Cash at beginning                                      91,521        103,306
--------------------------------------------------------------------------------

Cash at end                                         $ 103,122      $  78,433
================================================================================

See Notes to Financial Statements.

                            RMED International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the year ending December 31, 2003.

Certain prior period amounts have been reclassified to conform to the September 30, 2003 financial statement presentation.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                                      September 30,        December 31,
                                          2003                2002
                                      -------------        ------------
Finished goods                          $205,323            $142,228
Bags & boxes                              27,436              46,623
                                        --------            --------
                                        $232,759            $188,851
                                        ========            ========

Note C - Income Taxes

The provision for income taxes for the nine months ended September 30, 2003 and 2002 is zero due to prior year net operating loss carry forwards offsetting current period taxable income.

Note D - Income Per Common Share

Basic income per common share is computed based upon the weighted average number of common shares outstanding during the period, while diluted income per common share considers the effect of common stock equivalents. Basic and diluted income per common share is the same since there are no common stock equivalents.

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

         TenderCare Plus Diapers, the only 100% totally chlorine free WHITE Soft Super Absorbent Disposable Diaper will be released in the fourth Quarter 2003 along with RMED's new FLUSHABLE natural formula MotherNatureWipes. The Company has expanded its Colorado warehouse facility to 12,000 square feet that will increase storage capacity by over 10,000 cases of product.

         MATERIAL CHANGES IN FINANCIAL POSITION

         Total assets of the Company increased $126,129 or 16% from $767,069 at December 31, 2002 to $893,198 at September 30, 2003. The increase was primarily due to the capital expenditures for the addition to the Colorado warehouse, brands and trademarks for the new MotherNature Diapers and TenderCare Plus product lines, and receipts related to the litigation settlement from a class-action lawsuit brought forth by the Company against Sloan's. This lawsuit is discussed in greater detail in the Company's Form 10-KSB filing for the year ended December 31, 2002.

         Net receivables decreased $82,073 or 36% from $225,657 at December 31, 2002 to $143,584 at September 30, 2003. The decrease results primarily from the amount and timing of customer orders and a faster turnover of accounts.

         Total stockholders' equity increased $195,898 or 86% during the nine-month period ended September 30, 2003 due to current period net income offset by the Company's repurchase and retirement of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Net sales for the quarter ended September 30, 2003 were $835,011 compared to $1,240,268 for the quarter ended September 30, 2002, a decrease of $405,257 or 33%. Net sales for the nine months ended September 30, 2003 were $2,972,939 compared to $3,321,146 for the nine months ended September 30, 2002, a decrease of $348,207 or 10%. The decrease between years for the current quarter and current nine months is a result of a restructuring of brand emphasis on the most profitable products and decreased customer demand for all product lines, with the exception of the new products introduced to the marketplace in 2003.

         The cost of products sold was $543,114 or 65% of net sales for the quarter ended September 30, 2003, compared to $917,819 or 74% of net sales for the quarter ended September 30, 2002. The decreased percentage for the current quarter results from changes in the quantity and mix of products sold due to the company's emphasis on promoting sales of the higher margin products and brands. The cost of products sold was $2,086,991 or 70% of net sales for the nine months ended September 30, 2003, compared to $2,339,988 or 70% of net sales for the nine months ended September 30, 2002. The percentage remained the same for the current nine months compared to the respective nine-month period last year because of changes in the quantity and mix of products sold. The cost of products sold was a greater percentage of sales during the first six months of 2003, decreasing during the third quarter of 2003 due to the company's emphasis on promoting sales of the higher margin products and brands.

         Operating expenses decreased $13,058 or 5% from $283,997 to $270,939 for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Operating expenses decreased $44,225 or 6% from $782,213 to $737,988 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease between the respective quarters and nine months primarily resulted from the Company incurring significant legal expenses in 2002 related to the Sloan's class-action lawsuit and various other legal matters associated with the sale of the Company's manufacturing operation during 2001.

         Operating income of $20,958 was generated for the quarter ended September 30, 2003, compared to an operating income of $38,452 for the quarter ended September 30, 2002. The decrease in operating income primarily resulted from the decrease in sales, as the Company's gross profit percentage increased and operating expenses decreased. Operating income of $147,960 was generated for the nine months ended September 30, 2003, compared to $198,945 for the nine months ended September 30, 2002. The decrease in operating income primarily resulted from the decrease in

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, Cont'd

         sales, as the company's gross profit percentage remained the same and operating expenses decreased.

         Net income for the quarter ended September 30, 2003 was $30,957 as compared to net income of $34,072 for the quarter ended September 30, 2002. The decrease between the respective quarters primarily resulted from decreased sales and operating income. Net income for the nine-months ended September 30, 2003 was $285,029 as compared to net income of $243,581 for the nine-months ended September 30, 2002. The increase between the respective nine-months primarily resulted from decreased operating expenses and receipts in 2003 related to the settlement of a class-action lawsuit. On a per share basis, the net income of $30,957 resulted in net income of $0.00 for the quarter ended September 30, 2003 compared to net income of $0.00 for the quarter ended September 30, 2002. The net income of $285,029 for the nine months ended September 30, 2003 resulted in net income of $0.04 per share compared to net income of $0.03 per share for the nine months ended September 30, 2003.

         Liquidity and Capital Resources

         Capital resources on hand at September 30, 2003 include cash of $103,122 and a net working capital deficit of $441,072. This represents an increase of $11,601 (13%) in cash and an increase of $15,172 (4%) in net working capital as compared to December 31, 2002.

         The Company has a line of credit agreement with a bank. The line is secured by inventory, accounts receivable, and equipment, and is guaranteed by the Company's officers. The line matures in June 2004 and the interest rate is 7%. The balance at September 30, 2003 was $219,923.

         The Company has made capital expenditures of $88,858 through September 30, 2003, primarily for the expansion of its Colorado warehouse facility.

         The Company believes that its capital resources on hand at September 30, 2003, together with revenues from product sales, will be sufficient to meet its cash requirements for the year.

         Forward Looking Information

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Investors reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Item No.      Item                                     Method of Filing
         --------      ----                                     ----------------

           11          Computation of earnings per share        Filing herewith

         (b) Reports on Form 8K

         No reports on Form 8K were filed during the period.

Item 9. REGULATION FD DISCLOSURE

      In connection with the Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003, as filed herein, RMED International, Inc. filed as correspondence the transmittal letter and certification Exhibits 99.1 and 99.2.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RMED International, Inc.

Date: November 6, 2003

                                         /s/Stu Brown
                                         ---------------------------------
                                         Vice-President and CFO