Form 10KSB
period 2003-12-31
TENDERCARE INTERNATIONAL INC
filed 2004-03-26
CIK 777513

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                  ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                           Commission File No. 0-14696

                         TenderCare International, Inc.
                         ------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The Company's revenues from continuing operations for the fiscal year ended December 31, 2003 totaled $3,666,757.

As of March 24, 2005 the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was $4,330,345.

There were 7,732,759 shares of the Registrant stock $.01 par value common stock outstanding as of March 25, 2004.

                         TenderCare International, Inc.

                                Table of Contents


                                                                            PAGE

PART I
           Item 1.   Description of Business                                 3

           Item 2.   Description of Properties                               4

           Item 3.   Legal Proceedings                                       5


PART II
           Item 4.   Market for the Registrant's Common Equity               5
                     and Related Stockholder Matters

           Item 5.   Management's Discussion and Analysis                    6

           Item 6.   Financial Statements                                    7


PART III

           Item 7.   Directors and Executive Officers of the Registrant      8

           Item 8.   Executive Compensation                                  9

           Item 9.   Security Ownership of Certain Beneficial Owners         9
                     and Management

           Item 10.  Certain Relationships and Related Party Transactions    10

           Item 11.  Exhibits and Financial Statement Schedules on
                     Form 8-K                                                10


CONTROLS AND PROCEDURES                                                      11

SIGNATURES                                                                   11

SECTION 302 CERTIFICATION                                                    12

SECTION 906 CERTIFICATION                                                    14

Part I

Item 1.    DESCRIPTION OF BUSINESS
           -----------------------

           General
           -------

           TenderCare International, Inc. (the "Company" or "TenderCare"), was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of, marketing, distributing and selling disposable baby diapers, natural formula wipes and related products under its own branded labels.

           On November 4, 2003, the shareholders of RMED International, Inc. voted to change the corporate name of the Company to TenderCare International, Inc. at the annual meeting held in Delta, CO. The new NASDAQ trading symbol is TCAR.

             Business Strategy

           The Company markets and sells disposable baby diapers, natural formula wipes and related products through health product stores, mail order catalogues, Tushies Baby Care representatives at 1-800-344-6379, the Internet at tushies.com, tendercarediapers.com, drugstore.com, our representative in the UK greenbabyco.com and in an ongoing direct marketing relationship with Earth's Best Baby Food, a division of Hain Food Group. Earth's Best Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company.

           TenderCare Plus Diapers, the only 100% totally chlorine-free WHITE Soft Super Absorbent Disposable Diaper (patent pending) was released to the public in January 2004 along with the Company's new FLUSHABLE natural formula wipes. The Company has expanded its Colorado warehouse facility to 12,000 square feet that will increase storage capacity by over 10,000 cases of product. A new warehouse and central distribution center in Eau Claire, WI also opened in February 2004.

           Product Description
           -------------------

           The Company currently distributes the following products, all made in the USA:

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

           -------------------------------

           MotherNature Diapers(R) (website - mothernaturediapers.com) - Is the first air laid core diaper introduced to North America, is available in four sizes, and because of the package size saves on freight and shelf space. MotherNature Diapers is competitively priced to national leading JUMBO package size brands.

           TenderCare Plus Diapers, the only 100% totally chlorine-free WHITE Soft Super Absorbent Disposable Diaper is available in four sizes. TenderCare Plus Diapers is superior product and very competitively priced. PATENT PENDING.

           Patents, Trademarks and Registrations
           -------------------------------------

           The Company currently holds patents in cotton blend and flushable disposable diapers, various trademarks and owns over 50 Internet domain names for its products and related baby businesses.

           Competitive Business Conditions
           -------------------------------

           Within the environmental disposable diaper manufacturing industry, TenderCare is unique in the industry that has few if any alternatives. Competition is based on price, volume and capacity.

           Sources and Suppliers
           ---------------------

           The Company has the ability to use a number of manufacturing suppliers, but has chosen to build strong relationships with its vendors by using exclusive purchasing options. Materials used by the Company are available from a large number of suppliers. The Company has exclusive, long-term manufacturing agreements with its manufacturers.

           Customers
           ---------

           The Company has a large customer base with a strong mix of Health Foods Stores, Diaper Services and direct sales through its web sites and Colorado based customer service center. The two largest customers each accounted for more than 10% of sales for the year ended December 31, 2003.

           Employees
           ---------

           As of December 31, 2003, the Company had 10 full-time employees.

Item 2.    DESCRIPTION OF PROPERTIES
           -------------------------

           The principal office of the Company is located at 675 Industrial Boulevard, Delta, Colorado. The 10,000 square foot Delta, Colorado facility is owned by the Company, and is on 1.2 acres in an industrial park. The Company maintains its mail order, Colorado warehouse and phone operations at this location. The Company also maintains a warehouse in Eau Claire, Wisconsin where certain of our diaper brands are manufactured.

Item 3.    LEGAL PROCEEDINGS
           -----------------

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

           On January 10, 2003 The Company announced a proposed settlement of the class action suit. RMED believes that the essential terms and conditions of the proposed settlement are fair and reasonable under all of the circumstances. The action involved complex issues of law and fact and novel theories of damages, and as the trial progressed it became highly uncertain whether plaintiff would be able to establish liability or damages. The defendants continue to deny any and all wrongdoing, but nonetheless believed that a settlement was in their best interests taking into account the distraction, burden, and expense of litigation fees and costs.

           In an Order dated May 15, 2003 the Court approved the settlement as "fair, reasonable and adequate" and directed the Claims Administrator to mail the Notice of Proposed Settlement of Class Action and Proof of Claim and Release. Class Action claim forms were processed and submitted to the Court. On September 29, 2003 the Court ordered payment of the settlement to the authorized claimants.

           The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Part II

Item 4.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S
           --------------------------------------------------------------------
           MATTERS
           -------

           The Company's common stock is traded on the "Electronic Bulletin Board System" (OTC-BB) with the symbol TCAR.OB.

           The following table shows the high and low sales prices for each quarter within the last two fiscal years.

                                Qtr 1                  Qtr 2                   Qtr 3                   Qtr 4
                                -----                  -----                   -----                   -----
                          2003        2002        2003        2002        2003        2002        2003        2002
                          ----        ----        ----        ----        ----        ----        ----        ----

           High      $    0.750  $    0.250  $    0.580  $    0.530  $    0.520  $    0.490  $    0.540  $    0.890

           Low       $    0.450  $    0.210  $    0.450  $    0.250  $    0.370  $    0.300  $    0.360  $    0.300


           As of December 31, 2003, there were 969 holders of record of the Company's common stock. The Company continues to buy its common stock shares on the open market as well as repurchase its

Item 4.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S
           --------------------------------------------------------------------
           MATTERS, cont'd
           ---------------

           common stock shares from individuals. 374,883 shares were repurchased in 2003. The Company has no outstanding stock options or warrants as of December 31, 2003.

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


Item 5.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           -------------------------------------

           Material Changes in Financial Position
           --------------------------------------

           Total assets of the Company increased $183,485 from $767,069 at December 31, 2002 to $950,554 at December 31, 2003, an increase of 24%, primarily due to accounts receivable, a larger stock of diapers inventory and expansion of the Delta, CO warehouse building.

           Net working capital deficit decreased $143,848 or 34% from $425,900 at December 31, 2002 to $282,052 at December 31, 2003.

           Total liabilities at December 31, 2003 were $855,303 compared to $994,478 at December 31, 2002, a decrease of 14%. The decrease was primarily due to reductions in accounts payable, line of credit and payoff of the building loan.

           Total stockholders' equity increased $322,660 or 142% during the year ended December 31, 2003. The increase was primarily due to the Company's net profit.

           Material Changes in Results of Operations
           -----------------------------------------

           Net sales for the year ended December 31, 2003 were $3,666,757 compared to $4,165,094 for the year ended December 31, 2002, a decrease of $498,337 or 12% due to a slow fourth quarter.

           Gross margin decreased $191,140 or 16% from $1,198,119 in 2002 to $1,006,979 in 2003. The decrease was due to a shift in product emphasis more reflective of consumer demand. Gross profit margin decreased from 28.77% for the year ended December 31, 2002 to 27.46% for the year ended December 31, 2003 due to product price reductions.

           Operating expense for the year ended December 31, 2003 was $1,037,856 compared to $1,066,933 for the year ended December 31, 2002, a decrease of $29,077 or 3%. The decrease was primarily due to a reduction in costs due to the streamlining of the shipping process.

           Net income for the year ended December 31, 2003 was $468,925 as compared to a net income of $179,594 for the year ended December 31, 2002, an increase from the previous year of 161%. The 2003 net income was primarily due to extraordinary income from the settlement of the Sloan' Supermarket litigation.

           --------------------------------------------

           Liquidity and Capital Resources
           -------------------------------

           At December 31, 2003 the Company had a working capital deficit of $282,052 consisting of $573,251 in current assets and $855,303 in current liabilities.

           As of December 31, 2003 the Company's financial obligations consist of a short-term line-of-credit loan of $230,000. This is the only material commitments for the next 12 months. Management believes that cash and earnings of the Company are adequate to meet the needs of its operations and long-term credit requirements.

           Cash at year-end 2003 decreased by $46,562 from 2002. Net cash provided by operating activities increased by $185,687 primarily due to income from the settlement of the Sloan' Supermarket litigation. Net cash used in investing activities increased by $104,445 primarily due to a new warehouse facility. Net cash used in financing activities increased by $116,019 due to the reduction of long-term obligations in 2003 and the decrease of the repurchase of stock.

           Impact of Inflation
           -------------------

           The impact of inflation on the Company's results of operations is not readily determinable. However, the Company does not believe the impact varies materially from that experienced by the national economy as a whole. As sales increase, it is possible the Company may be able to reduce costs and thereby minimize the impact of inflation.

           Forward Looking Statements
           --------------------------

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

Item 6.    FINANCIAL STATEMENTS
           --------------------

           Financial statements are included on the following pages numbered F-1 through F-18.

Part III

Item 7.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

           The names and ages of the directors and officers of the Registrant and their positions and offices presently held are as follows:

           Name                      Age        Position and Period of Service
           ----                      ---        ------------------------------

           Edward Reiss              65          Director, Chairman of the Board
                                                 and Co-CEO

           Brenda Schenk             60          Director, President and Co-CEO

           Darin Pratt               56          Director

           No family relationships exist between any Executive Officer and Director.

           Each director holds office for a three year staggered term. Mr. Pratt's term expires in 2004, Mr. Reiss' in 2005 and Ms. Schenk in 2006.

           Background of Listed Directors and Executive Officers
           -----------------------------------------------------

           EDWARD REISS has been a Director, Chairman of the Board and Officer of the Company since April 1988 and Vice President and Secretary since 1990. Mr. Reiss directs the Company's marketing activities and has served as Co-CEO since January 1999.

           BRENDA SCHENK has been a Director of the Company since October 1990 and served as President and CEO since September 1990 and Co-CEO since January 1999. Ms. Schenk is the President and owner of Brandy Enterprises, Ltd., an equipment leasing company. Ms. Schenk is not active in the daily operations of Brandy Enterprises, Ltd. Her time is 100% devoted to TenderCare International, Inc.

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

           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
           --------------------------------------------------

           Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in Ownership on Forms 4 or 5 with the Securities and Exchange Commission (SEC). Such officers, directors, and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 was required for such person, the Company believes that, during the fiscal year ended December 31, 2002 all Section 16 (a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

Item 8.    EXECUTIVE COMPENSATION
           ----------------------

           The following table sets forth for the years ended December 31, 2003, 2002 and 2001 the cash compensation earned by each of Company's chief executive officers and those executive officers that earned in excess of $100,000 for the year ended December 31, 2003.

                                             --------Annual Compensation--------
           Name and
           Principal Position                 Year      Salary ($)      Bonus($)
           ------------------                 ----      ----------      --------

           Edward Reiss                       2003       $117,458          -
           Director, Chairman of the Board    2002       $102,300          -
           & Co-CEO                           2001       $104,404          -

           Brenda Schenk                      2003       $115,104          -
           Director, President                2002       $106,300          -
           & Co-CEO                           2001       $110,158          -

           Directors receive $500 plus travel expenses for attending a Board meeting.

Item 9.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

           The following table sets forth information with respect to those persons who owned beneficially, more than 5% of the $.01 par value common stock of the Company as of December 31, 2003 as reflected in the stock transfer records of the Company, copies of filings on schedule 13-D or 13-G, and otherwise to the Company's knowledge.

           All forms and reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

           Name and Address of            Number of Shares of         Percent of
           Beneficial Owner  (1)          Beneficial Ownership (2)    Common (5)
           ------------------             ------------------------    ----------

           Edward Reiss                      955,608 (2)                 12%

           Brenda Schenk                   2,750,221 (3)                 36%

           All Executive Officers          3,705,829                     48%
           And Directors as a Group

(1)    The addresses of all individuals are   c/o TenderCare International, Inc.
                                                  675 Industrial Boulevard
                                                  Delta, CO 81416

(2)    Includes 3,792 shares held in trust for Mr. Reiss's daughter, Ilana.

(3) Includes 337,500 shares owned by Brandy Enterprises, Ltd., a corporation wholly owned by Ms. Schenk.

(4) During 2003 TenderCare bought back 374,883 shares of stock. The Company plans to periodically buy back additional shares in the future.

Item 10.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
           ----------------------------------------------------

           The Company has notes receivable outstanding from the Chairman and President of the Company. The principal balance of the notes was $227,203 at December 31, 2002 and $227,203 at December 31, 2003. The
           notes bear interest at 1% and are due July 2005.

Item 11.   EXHIBITS, FINANCING STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

           (a) Documents filed as part of this report.

                  (1) Financial Statements. The following financial statements are included in Part II, Item 7 of this Annual Report on Form 10-K:

                           Report of Wipfli LLP on Financial Statements and Financial Statement Schedule as of December 31, 2003 and for the years ended then.

                           Balance Sheets as of December 31, 2003 and 2002.

                           Statements of Income for the years ended December 31, 2003, and 2002.

                           Statements of Stockholders' Equity for the years ended December 31, 2003 and 2002.

                           Statements of Cash Flows for the years ended December 31, 2003 and 2002.

                           Notes to Financial Statements

                  (2) Financial Statement Schedules: The following financial statement schedule is included in Item 14(d):

                           Schedule II-Valuation and Qualifying Accounts and Reserves

                           All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto .

                  (3) Exhibits. The following exhibits are included in this report: See "Exhibit Index to Form 10-K" immediately following the signature page of this Form 10-KSB.

           (b) Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the three months ended December 31, 2003.

CONTROLS AND PROCEDURES
-----------------------

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




                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2004.

                                               RMED International, Inc.

                                               /s/ Edward Reiss
                                               ----------------
                                               Edward Reiss
                                               Co-Chief Executive Officer
                                               (Duly Authorized Representative)

           Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2004.

/s/ Edward Reiss                                     /s/ Stu Brown
----------------                                     -------------
Edward Reiss                                         Stu Brown
Co-Chief Executive Officer                           VP, Chief Financial Officer
Director                                             (Principal Financial and
(Principal Executive Officer)                        Accounting Officer)


/s/ Brenda Schenk                                    /s/ Darin Pratt
-----------------                                    ---------------
Brenda Schenk                                        Darin Pratt
President, Co-Chief Executive Officer                Director
Director

                            SECTION 302 CERTIFICATION

           I, Edward Reiss, Co-Chief Executive Officer of TenderCare International, Inc. certify that:

1. I have reviewed this Annual Report on Form 10-KSB of TenderCare International, Inc.;

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


Date:         March 26, 2004                          /s/ Edward Reiss
                                                      ----------------
                                                      Edward Reiss
                                                      Co-Chief Executive Officer

                            SECTION 302 CERTIFICATION

           I, Stu Brown, Vice-President and Chief Financial Officer of TenderCare International, Inc. certify that:

1. I have reviewed this Annual Report on Form 10-KSB of TenderCare International, Inc.;

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


Date:         March 26, 2004                     /s/ Stu Brown
                                                 -------------
                                                 Stu Brown
                                                 VP, Chief Financial Officer

                            SECTION 906 CERTIFICATION


           The undersigned Chief Executive Officer of TenderCare International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that

               (1) the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and

               (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

           Date:  March 26, 2004

                                                    /s/ Edward Reiss
                                                    ----------------
                                                    Edward Reiss
                                                    Co-Chief Executive Officer





           The undersigned Chief Financial Officer of TenderCare International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that

               (1) the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and

               (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

           Date:  March 26, 2004

                                                    /s/ Stu Brown
                                                    -------------
                                                    Stu Brown
                                                    VP, Chief Financial Officer

                              TenderCare International, Inc.
                              Delta, Colorado

                              Financial Statements and Additional Information Years Ended December 31, 2003 and 2002

TenderCare International, Inc.

Financial Statements and Additional Information
Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------



TABLE OF CONTENTS


Accountant's Report..........................................................F-1

Financial Statements
     Balance Sheets..........................................................F-2
     Statements of Income....................................................F-3
     Statements of Stockholders Equity (Deficit).............................F-4
     Notes to Financial Statements...........................................F-6

Additional Information
     Schedule II - Valuation and Qualifying Accounts........................F-16

WIPFLI LLP


Independent Auditor's Report



Board of Directors
TenderCare International, Inc.
Delta, Colorado

We have audited the accompanying balance sheets of TenderCare International, Inc. as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TenderCare International, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II in item 14 of Part IV of the Form 10-KSB is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Wipfli LLP


March 19, 2004
Chippewa Falls, Wisconsin

TenderCare International, Inc.

Balance Sheets
December 31, 2003 and 2002
--------------------------------------------------------------------------------
                                   Assets                     2003       2002
--------------------------------------------------------------------------------

Current assets:
  Cash                                                      $ 44,959    $ 91,521
  Accounts receivable, less allowance for doubtful
    accounts of $9,500 in 2003 and 2002                      241,648     225,657
  Inventories                                                273,006     188,851
  Other                                                       13,638      10,149
--------------------------------------------------------------------------------
       Total current assets                                  573,251     516,178
--------------------------------------------------------------------------------

Property and equipment:
  Land                                                         8,238       8,238
  Buildings                                                  337,383     253,523
  Machinery and equipment                                     16,243      11,488
  Furniture and office equipment                              66,859      64,972
--------------------------------------------------------------------------------
  Totals                                                     428,723     338,221
  Less - Accumulated depreciation                            128,223     114,271
--------------------------------------------------------------------------------
       Total property and equipment                          300,500     223,950
--------------------------------------------------------------------------------

Other assets:
  Brands and trademarks                                       58,779          --
  Other                                                       18,024      26,941
--------------------------------------------------------------------------------
       Total other assets                                     76,803      26,941
--------------------------------------------------------------------------------

TOTAL ASSETS                                                $950,554    $767,069
================================================================================

                                      F-2a

----------------------------------------------------------------------------------
      Liabilities and Stockholders' Equity (Deficit)         2003          2002
----------------------------------------------------------------------------------
Current liabilities:
  Current maturities - Notes payable                            --    $     8,100
  Notes payable - Bank                                     230,000        297,739
  Notes payable - Officer                                       --          5,000
  Accounts payable                                         607,280        628,841
  Accrued and other liabilities:
    Payroll                                                 13,576             --
    Interest                                                 1,130          1,320
    Taxes other than income taxes                            3,317          1,078
----------------------------------------------------------------------------------
       Total current liabilities                           855,303        942,078
----------------------------------------------------------------------------------
Long-term liability - Note payable                              --         52,400
----------------------------------------------------------------------------------

Stockholders' equity (deficit):
  Common stock - $0.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding - 7,899,908 shares in 2003
    and 8,274,791 shares in 2002                            78,999         82,748
  Additional paid-in-capital                             7,333,471      7,475,987
  Accumulated deficit                                   (7,090,016)    (7,558,941)
----------------------------------------------------------------------------------
  Totals                                                   322,454           (206)
  Less - Notes receivable from sale of stock              (227,203)      (227,203)
----------------------------------------------------------------------------------
       Total stockholders' equity                           95,251       (227,409)
----------------------------------------------------------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $   950,554    $   767,069
==================================================================================

                                      F-2b

TenderCare International, Inc.

Statements of Income
Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------
                                                       2003            2002
--------------------------------------------------------------------------------

Sales                                               $ 3,666,757     $ 4,165,094
Cost of sales                                         2,659,778       2,966,975
--------------------------------------------------------------------------------
Gross profit on sales                                 1,006,979       1,198,119
--------------------------------------------------------------------------------

Operating expenses:
  Selling                                               300,366         176,974
  Administrative and general                            737,490         889,959
--------------------------------------------------------------------------------
Total operating expenses                              1,037,856       1,066,933
--------------------------------------------------------------------------------
Profit (loss) from operations                           (30,877)        131,186
--------------------------------------------------------------------------------


Other income (deductions):
  Interest expense                                      (19,842)        (13,901)
  Interest and dividends                                 17,997          17,573
  Gain on sale of assets                                 25,881          18,159
  Lawsuit settlement                                    471,659          50,000
  Other                                                   4,107         (23,423)
--------------------------------------------------------------------------------
Net Income                                          $   468,925     $   179,594
================================================================================

Net Income per share - basic and diluted            $      0.06     $      0.02
================================================================================
Weighted average common shares outstanding:
  Basic and fully diluted                             8,161,813       8,667,101
================================================================================



See accompanying notes to financial statements.

TenderCare International, Inc.

Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------


                                                                                                Notes
                                       Common Stock           Additionals                    Receivables
                                 --------------------------     Paid-in      Accumulated     from Sale of
                                   Shares          Amount       Capital        Deficit          Stock        Total
                                 --------------------------------------------------------------------------------------
Balances at January 1, 2002       9,851,642         98,516      7,920,643     (7,738,535)      (234,000)        46,624

Purchase of stock                (1,576,851)       (15,768)      (444,656)            --             --       (460,424)

Principal payments received              --             --             --             --          6,797          6,797

Net income                               --             --             --        179,594             --        179,594
-----------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2002     8,274,791         82,748      7,475,987     (7,558,941)      (227,203)      (227,409)

Purchase of stock                  (374,883)        (3,749)      (142,516)            --             --       (146,265)

Net income                               --             --             --        468,925             --        468,925
-----------------------------------------------------------------------------------------------------------------------


Balances at December 31, 2003     7,899,908    $    78,999    $ 7,333,471    $(7,090,016)   $  (227,203)   $    95,251





See accompanying notes to financial statements.

TenderCare International, Inc.

Statements of Cash Flows
Years Ended December 31, 2003 and 2002
---------------------------------------------------------------------------------------------------
                                                                              2003         2002
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash:
  Cash flows from operating activities:
    Net income                                                              $ 468,925    $ 179,594
---------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for depreciation and amortization                             14,375       10,637
       Gain on sale of assets                                                 (25,881)     (18,159)
       Changes in operating assets and liabilities
         Accounts receivable                                                  (15,991)     (33,633)
         Inventories                                                          (84,155)    (118,309)
         Other assets                                                          (2,589)       8,896
         Accounts payable                                                     (21,561)     145,484
         Accrued and other liabilities                                         15,625      (11,449)
---------------------------------------------------------------------------------------------------
            Total adjustments                                                (120,177)     (16,533)
---------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                   348,748      163,061
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Principal payments from notes receivable - officer                               --        6,797
  Capital expenditures                                                        (90,925)     (41,698)
  Brands and trademarks expenditures                                          (58,779)          --
  Other                                                                        33,898       23,540
---------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                 (115,806)     (11,361)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in short-term debt                                  (72,739)     302,739
  Principal payments on long-term debt                                        (60,500)      (5,800)
  Purchase of common stock, 374,883 and 1,576,851 shares
    in 2003 and 2002, respectively                                           (146,265)    (460,424)
---------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                 (279,504)    (163,485)
---------------------------------------------------------------------------------------------------
Net decrease in cash                                                          (46,562)     (11,785)
Cash at beginning                                                              91,521      103,306
---------------------------------------------------------------------------------------------------
Cash at end                                                                 $  44,959    $  91,521
===================================================================================================
Supplemental cash flow information:
  Cash paid during the year for interest                                    $  20,032    $  12,581


See accompanying notes to financial statements.



TenderCare International, Inc.

Notes to Financial Statements

--------------------------------------------------------------------------------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principal Business Activity

         TenderCare International, Inc. (the "Company" or "TenderCare"), markets and distributes its Tushies(R), TenderCare(R), TenderCare Plus(R), and Mother Nature(R) brand disposable diapers and related products. The Company's diapers are marketed through independent commissioned brokers and sold through health product stores, mail order catalogs, its 800 direct sale number, and via the internet.

         Use of Estimates in Preparation of Financial Statements

         The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

         Receivables and Credit Policy

         Accounts receivable are uncollateralized customer obligations due on normal trade terms requiring payment within 30 days from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Interest charged on past due accounts is not material.

         The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for potential credit losses was $9,500 as of December 31, 2003 and 2002, and is reflected as an offset to accounts receivable in the accompanying balance sheets.

         Inventories

         Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. Inventories consist of the following at December 31:

                                                         2003            2002
         ----------------------------------------------------------------------

         Diapers and related products                  $256,003       $142,228
         Bags and boxes                                  17,003         46,623
         ----------------------------------------------------------------------

         Totals                                        $273,006       $188,851
         ======================================================================

TenderCare International, Inc.

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

         Buildings                                                   39 years
         Machinery and equipment                                    5-7 years
         Furniture and office equipment                            5-10 years


         Brands and Trademarks

         The brands and trademarks consist of the costs related to developing the MotherNature Diapers(R) and TenderCare Plus Diapers brands and trademarks. These intangible assets have indefinite useful lives and are not amortized, but are tested at least annually for impairment. They are considered impaired if the fair value of the brands and trademarks is lower than the cost.

         Valuation of Long-Lived Assets

         The Company periodically reviews long-lived assets for potential impairment. If this review indicates that the carrying amount of the asset may not be recoverable, the future cash flows expected with regards to the asset and its eventual disposition are estimated. If the sum of these future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss based on the fair value of the asset is recorded.

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

TenderCare International, Inc.

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

         Net Income per Share

         The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. There were no common stock options at December 31, 2003 and 2002.


NOTE 2   NOTE PAYABLE - BANK

         The Company has a $300,000 line of credit which is secured by accounts receivable, inventories, equipment, and the personal guarantees of the Chairman and President of the Company. At December 31, 2003 and 2002, $ 230,000 and $297,739, respectively, was borrowed against the line of credit. The interest rate is 7.0%.


NOTE 3   LONG-TERM NOTE PAYABLE

         Details of the long-term note payable follow:

                                                          2003            2002
--------------------------------------------------------------------------------

7% note payable, secured by real estate, payable
at $1,008 per month including interest, due January 2008    $0           $60,500
Less - Current maturities                                    0             8,100
--------------------------------------------------------------------------------

Long-term portion                                           $0           $52,400
================================================================================


NOTE 4   EMPLOYEE BENEFIT PLAN

         The Company maintained, through August 2002, a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company did not make matching contributions in 2002. In September 2002 the plan was terminated and all assets were distributed to the plan participants.

TenderCare International, Inc.

Notes to Financial Statements

--------------------------------------------------------------------------------


NOTE 5   INCOME TAXES

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. As of December 31, 2003 and 2002, deferred tax assets were comprised of the following:

                                                          2003           2002
--------------------------------------------------------------------------------

Deferred tax assets:
  Allowance for accounts receivable                       $3,200         $3,200
  Patent impairment                                            0         90,400
  Net operating loss and tax credit carry forwards     1,012,000      1,366,500
  Attribute reduction                                          0       (279,500)
  Valuation allowance                                 (1,015,200)    (1,180,600)
--------------------------------------------------------------------------------

Net deferred tax asset                                      $0             $0
================================================================================


         A valuation allowance has been established to offset deferred tax assets due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company has net operating loss (NOL) carry forwards of approximately $2,920,000 at December 31, 2003, which expire from 2005 through 2020. These NOL's are subject to annual utilization limitations due to prior ownership changes. The Company also has tax credit carry forwards of approximately $17,000 at December 31, 2003, which expire in 2011.

         The provision for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income tax rate of 34% to pretax income as a result of the following differences:

                                                           2003         2002
         -----------------------------------------------------------------------

         Federal statutory rate                          $160,000       $61,000
         Patent impairment                                (90,400)            0
         Benefits of net operating loss carryforwards     (69,600)      (61,000)
         -----------------------------------------------------------------------

         Provision for income taxes                            $0            $0
         =======================================================================

TenderCare International, Inc.

Notes to Financial Statements

--------------------------------------------------------------------------------


NOTE 6   STOCK OPTION PLAN

         Incentive Stock Options

         The Company has an incentive stock option plan (the "Plan") for key employees of the Company, reserving 250,000 shares of common stock. The options are to be granted to employees as determined by a committee administering the Plan. The exercise price of options granted under the Plan cannot be less than the fair market value of the common stock on the date of grant. As of December 31, 2003 and 2002, no options have been granted.

         Stock Appreciation Rights

         The Plan also authorizes Stock Appreciation Rights (SARs) that may be granted, in connection with incentive stock options, which would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon the exercise date in stock of the Company or in cash, depending upon the Company's determination. As of December 31, 2003 and 2002, no rights have been granted.

         Non-Qualified Options

         A summary of the status of the Company's stock option plan activity and related information is presented below:

                                         SHARES          WEIGHTED- AVERAGE
                                                          EXERCISE PRICE
         ------------------------------------------------------------------

         January 1, 2002                450,000               $0.27
         Forfeited                     (450,000)               0.27
         ------------------------------------------------------------------
         December 31, 2002                    0                0.00
         No activity                          0                0.00
         ------------------------------------------------------------------

         December 31, 2003                    0               $0.00
         ==================================================================


NOTE 7   ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Total advertising costs charged to expense for 2003 and 2002 were $117,436 and $51,777, respectively.

TenderCare International, Inc.

Notes to Financial Statements

--------------------------------------------------------------------------------


NOTE 8   NOTES RECEIVABLE FROM SALE OF STOCK

         The Company has notes receivable outstanding from the Chairman and President of the Company. The notes were issued in conjunction with the purchase of common stock, bear interest at 1% and are due in July 2005.


NOTE 9   LAWSUIT SETTLEMENTS

         In August 1994, the Company commenced an action in the United States District Court of the Southern District of New York against Sloan's Supermarkets, Inc. and John A. Catsimatidis to recover damages based on the defendants' failure to disclose, in its public filings and otherwise, the existence of an investigation by the Federal Trade Commission (FTC) regarding the concentration of supermarkets by entities owned or controlled by the defendants. The Company purchased approximately 226,000 shares of Sloan's common stock in November and December 1993 in open market transactions on the American Stock Exchange, without knowledge of the FTC investigation, and sold a portion of these shares at a loss after June 2, 1994, when the Company learned of the FTC investigation. The legal action has been certified as a "class action", with the Company designated as the class action representative. The case went to trial January 6, 2003.

         On January 10, 2003 a proposed settlement of the "class action" suit was received by the Company. TenderCare believes that the essential terms and conditions of the proposed settlement are fair and reasonable under all of the circumstances. The action involved complex issues of law and fact and novel theories of damages, and as the trial progressed it became highly uncertain whether the plaintiff would be able to establish liability or damages. The defendants continue to deny any and all wrongdoing, but nonetheless believed that settlement was in their best interest taking into account the distraction, burden, and expense of litigation fees and costs.

         On May 15, 2003 the United States District Court approved the settlement as "fair, reasonable, and adequate" and directed the Claims Administrator to mail the Notice of Proposed Settlement of Class Action and Proof of Claim and Release. Class Action claim forms were processed and submitted to the Court. On September 29, 2003 the Court ordered payment of the settlement to the authorized claimants.

         The Company received $471,659 in 2003 in settlement of this lawsuit.

         The Company filed a lawsuit in 2002 due to false advertising claims made by a competitor. In June of 2002 the Company dropped the lawsuit in exchange for $50,000 and an agreement for the defendant to stop the advertising claims.

TenderCare International, Inc.

Notes to Financial Statements

--------------------------------------------------------------------------------


NOTE 10  CONTINGENCIES

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


NOTE 11  CONCENTRATIONS

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. The Company grants credit to distributors and retailers for sales of its products. Trade receivables are not collateralized. Bad debt expense has historically not been significant.

         In 2003, three major customers accounted for 15%, 11%, and 11% of gross sales aggregating approximately $549,000, $402,000, and $397,000, respectively.

         In 2002, two major customers accounted for 18% and 13% of gross sales aggregating approximately $780,000 and $539,000, respectively.

         The Company had four and two customers, which accounted for 79% and 50% of accounts receivable at December 31, 2003 and 2002, respectively.

         In 2003, three major suppliers accounted for approximately $2,287,000 of purchases. These suppliers accounted for 92% of accounts payable at December 31, 2003.

         In 2002, three major suppliers accounted for approximately $2,894,000 of purchases. These suppliers accounted for 90% of accounts payable at December 31, 2002.



NOTE 12  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Due to their short-term nature, the carrying value of TenderCare's current financial assets and liabilities approximates their fair values. The fair value of borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

TenderCare International, Inc.

Notes to Financial Statements

--------------------------------------------------------------------------------


NOTE 13  RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE," which is effective fore fiscal years beginning after December 15, 2003. This statement amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Implementation of this statement is not expected to have a material impact on our financial position or results or operations.

         The FASB issued Statement of Financial Accounting Standards No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This statement is effective for certain contracts entered into or modified after June 30, 2003, and for certain hedging relationships designated after June 30, 2003. Implementation of this statement did not have a material impact on our financial position or results or operations because we currently do not have any derivative instruments or engage in any hedging activities.

         The FASB issued Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Implementation of this Statement did not have a material effect on our financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," (FIN 45). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions for FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosures required by FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The requirements of FIN 45 did not have a material impact on our results of operations, financial position, or liquidity.

TenderCare International, Inc.

Notes to Financial Statements

--------------------------------------------------------------------------------


NOTE 13  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

         The FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." This Interpretation defined a variable interest entity as a corporation, partnership, trust, or any other legal structure used for the business purpose that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This Interpretation will require a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual return. The provisions of this Interpretation are required to be applied immediately to variable interests entities created after January 31, 2003. We do not have any variable interest entities and, accordingly, the implementation of this Interpretation did not result in any impact on our financial position or results of operations.


NOTE 14  RECLASSIFICATIONS

         Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 classifications.

ADDITIONAL INFORMATION
--------------------------------------------------------------------------------


TenderCare International, Inc.

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------

                                              BALANCE            CHARGED TO         CHARGED TO                             BALANCE
                                           AT BEGINNING          COSTS AND        OTHER ACCOUNTS-     DEDUCTIONS -        AT END OF
DESCRIPTION                                 OF PERIOD             EXPENSES           DESCRIBE           DESCRIBE           PERIOD
------------------------------------------------------------------------------------------------------------------------------------

Reserve for bad debts:

  Year ended December 31, 2003                $9,500                   $0               $0                  $0            $9,500

  Year ended December 31, 2002                $9,500               $2,697               $0              $2,697 (a)        $9,500

(a) Write off of customer balance




See Independent Auditor's Report.