Form 10QSB
period 2004-03-31
TENDERCARE INTERNATIONAL INC
filed 2004-05-12
CIK 777513

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                   [X] Yes [ ] No

There were 7,737,279 shares of the Registrant's $.01 par value common stock outstanding as of May 6, 2004.

                         TenderCare International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.    Financial Information

     Item 1.      Condensed Financial Statements

               Condensed Balance Sheets as of March 31, 2004 and             F-1
               December 31, 2003

               Condensed Statements of Operations for the three              F-3
               months ended March 31, 2004 and 2003

               Condensed Statements of Cash Flows for the three              F-4
               months ended March 31, 2004 and 2003

               Notes to Condensed Financial Statements                       F-5

     Item 2.   Management's Discussion and Analysis of Financial Condition     3
               and Results of Operations

PART II.   Other Information

     Items 1-5.   Not applicable.

     Item 6.      Exhibits and reports on Form 8-K.                            6
                  (a) Reports on form 8-K

     Item 7-8     Not applicable

     Item 9.      Regulation FD Disclosure                                     7

                  99.1 Section 906 Certification

Signatures                                                                     8

                  99.2 Section 302 Certification


                                   PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

TENDERCARE INTERNATIONAL, INC.
BALANCE SHEETS


                                                                  MARCH 31,        DEC. 31,
                                     ASSETS                         2004             2003
                                                                 -----------     -----------
                                                                 (UNAUDITED)
Current assets:
  Cash                                                           $   95,905      $   44,959
  Accounts receivable, less allowance for doubtful accounts         197,543         241,648
  Inventories                                                       369,827         273,006
  Prepaids and other                                                 47,325          13,638
--------------------------------------------------------------------------------------------
    Total current assets                                            710,600         573,251
--------------------------------------------------------------------------------------------

Property and equipment:
  Land                                                                8,238           8,238
  Buildings                                                         337,383         337,383
  Machinery and equipment                                            16,243          16,243
  Furniture and office equipment                                     68,181          66,859
--------------------------------------------------------------------------------------------

   Totals                                                           430,045         428,723
   Less - accumulated depreciation                                  131,887         128,223
--------------------------------------------------------------------------------------------

   Total property and equipment                                     298,158         300,500
--------------------------------------------------------------------------------------------

Other assets:
  Brands and trademarks                                              58,779          58,779
  Other                                                              18,779          18,024
--------------------------------------------------------------------------------------------

    Total other assets                                               77,558          76,803
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $1,086,316      $  950,554
============================================================================================

See Notes to Financial Statements.


TENDERCARE INTERNATIONAL, INC.
BALANCE SHEET


                                                                     MARCH 31          DEC. 31
                 Liabilities and Stockholders' Equity (Deficit)        2004              2003
                                                                   ------------      ------------

Current liabilities:
   Note payable - Bank                                             $   280,000       $   230,000
Accounts payable                                                       681,226           607,280
Accrued and other liabilities:
   Payroll                                                                   0            13,576
   Interest                                                                  0             1,130
   Taxes other than income taxes                                         1,198             3,317
-------------------------------------------------------------------------------------------------
   Total current liabilities                                           962,424           855,303
-------------------------------------------------------------------------------------------------

Shareholders' equity (deficit):
   Common stock - $0.01 par value
   Authorized - 50,000,000 shares
   Issued and outstanding - 7,737,279 shares on Mar. 31, 2004
    and 7,899,908 shares on Dec. 31, 2003                               77,373            78,999
   Additional paid-in capital                                        7,333,820         7,333,471
   Accumulated deficit                                              (7,060,098)       (7,090,016)
-------------------------------------------------------------------------------------------------

    Totals                                                             351,095           322,454
    Less - Notes receivable from sale of stock                        (227,203)         (227,203)
-------------------------------------------------------------------------------------------------

         Total stockholders' equity                                    123,892            95,251
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 1,086,316       $   950,554
=================================================================================================

See Notes to Financial Statements.

TENDERCARE INTERNATIONAL, INC.

STATEMENT OF OPERATIONS
(UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                               ---------------------------------
                                                    2004               2003
--------------------------------------------------------------------------------

REVENUES
  Net sales                                    $   817,878          $ 1,078,035
  Cost of products sold                            616,343              787,794
--------------------------------------------------------------------------------
GROSS MARGIN                                       201,535              290,241

OPERATING EXPENSES                                 222,761              206,099
--------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                            (21,226)              84,142

OTHER INCOME (EXPENSE)
  Other income                                      54,617                3,968
  Interest expense                                  (3,473)              (4,925)
--------------------------------------------------------------------------------

NET INCOME                                     $    29,918          $    83,185
================================================================================
BASIC AND DILUTED INCOME
  PER COMMON SHARE                             $      0.00          $      0.01
--------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      7,737,279            8,064,791
================================================================================


See Notes to Financial Statements.


TENDERCARE INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)


-------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED MARCH 31
Cash Flows From Operating Activities:                                           2004            2003
                                                                                ----            ----
  Net income for the period                                                  $  29,918       $  83,185
-------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                3,664           3,758
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                     44,105        (101,854)
        Inventories                                                            (96,821)         16,266
        Prepaid and other                                                      (34,442)        (52,566)
      Increase (decrease) in:
        Accounts payable and accrued liabilities                                57,121          14,599
-------------------------------------------------------------------------------------------------------

  Total adjustments                                                            (26,373)       (119,797)
-------------------------------------------------------------------------------------------------------

        Net cash provided by (used in) operating activities                      3,545         (36,612)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (1,322)         (9,417)
-------------------------------------------------------------------------------------------------------

        Net cash used in investing activities                                   (1,322)         (9,417)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of TenderCare common stock                                           (1,277)        (27,748)
  Proceeds from (principal payments on) long-term debt                          50,000          (2,004)
-------------------------------------------------------------------------------------------------------

        Net cash provided by (used in) financing activities                     48,723         (29,752)
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            50,946         (75,781)

CASH:
  Beginning of period                                                           44,959          91,521
-------------------------------------------------------------------------------------------------------

  End of period                                                              $  95,905       $  15,740
=======================================================================================================

See Notes to Financial Statements.

                         TenderCare International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 is not necessarily indicative of the operating results for the year ending December 31, 2004.

Certain prior period amounts have been reclassified to conform to the March 31, 2004 financial statement presentation.

 Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                                       March 31,            December 31,
                                         2004                  2003
                                         ----                  ----
Finished goods                         $329,192              $256,003
Bags & boxes                             40,635                17,003
                                       ---------             ---------
                                       $369,827              $273,006
                                       =========             =========


Note C - Income Taxes

The provision for income taxes for the three months ended March 31, 2004 and 2003 is zero due to prior year net operating loss carry forwards offsetting current period taxable income.

Note D - Income Per Common Share

Basic income per common share is computed based upon the weighted average number of common shares outstanding during the period, while diluted income per common share considers the effect of common stock equivalents. Basic and diluted income per common share is the same since there are no common stock equivalents.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

           TenderCare International, Inc. (the "Company", "TenderCare") markets and sells Tushies(R) and TenderCare(R) disposable baby diapers, natural formula wipes and related products through health product stores, mail order catalogues, Tushies Baby Care representatives at 1-800-344-6379, the Internet at tushies.com, tendercarediapers.com, drugstore.com, our representative in the UK greenbabyco.com and in an ongoing strategic marketing alliance with Earth's Best Organic Baby Food, a division of Hain Group. Earth's Best Organic Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company.

           TenderCare Plus diaper, the only 100% totally chlorine-free WHITE Soft Super Absorbent Disposable diaper (patent pending) was released to the public in January 2004 along with the Company's new FLUSHABLE natural formula MotherNature Wipes. The Company has expanded its Colorado warehouse facility to 12,000 square feet that will increase storage capacity by over 10,000 cases of product. A new warehouse and central distribution center in Eau Claire, Wisconsin also opened in February 2004. The Company leases this facility.

           MATERIAL CHANGES IN FINANCIAL POSITION
           --------------------------------------

           Total assets of the Company increased $135,762 or 14% from $950,554 at December 31, 2003 to $1,086,316 at March 31, 2004. The increase was primarily due to expanded inventory for two locations and the new TenderCare Plus diaper.

           Net receivables decreased $44,105 or 18% from $241,648 at December 31, 2003 to $197,543 at March 31, 2004. The decrease results primarily from the amount and timing of customer orders and subsequent receipts.

           Total stockholders' equity increased $28,641 or 30% during the three-month period ended March 31, 2004 due to current period net income offset by the Company's repurchase and retirement of common stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

           Net sales for the quarter ended March 31, 2004 were $817,878 compared to $1,078,035 for the quarter ended March 31, 2003, a decrease of $260,157 or 24%. The decrease for the current quarter is a result of a restructuring of brand emphasis on the most profitable products and decreased customer demand for all product lines, with the exception of the new products introduced to the marketplace in 2004.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS, CONT'D.
           ------------------------------


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

           The cost of products sold was $616,343 or 75% of net sales for the quarter ended March 31, 2004, compared to $787,794 or 73% of net sales for the quarter ended March 31, 2003. The increased percentage for the current quarter results from changes in the quantity and mix of products sold due to the company's emphasis on the new brands introduced in 2004.

           Operating expenses increased $16,664 or 8% from $206,097 to $222,761 for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase between the respective quarters primarily resulted from marketing expenses for the TenderCare Plus and MotherNature brands introduced in 2004.

           Operating deficit of $21,226 was generated for the quarter ended March 31, 2004, compared to an operating income of $84,142 for the quarter ended March 31, 2003. The decrease in operating income primarily resulted from the decrease in sales and increase in operating expenses.

           Net income for the quarter ended March 31, 2004 was $29,918 as compared to net income of $83,185 for the quarter ended March 31, 2003. The decrease between the respective quarters primarily resulted from decreased sales. On a per share basis, the net income of $29,918 resulted in net income of $0.00 for the quarter ended March 31, 2004 compared to net income of $0.01 for the quarter ended March 31, 2003.

           LIQUIDITY AND CAPITAL RESOURCES
           -------------------------------

           Capital resources on hand at March 31, 2004 include cash of $95,905 and a net working capital deficit of $251,824. This represents an increase of $50,946 (113%) in cash and an increase of $30,228 (11%) in net working capital as compared to December 31, 2003.

           The Company has a line of credit agreement with a bank. The line is secured by inventory, accounts receivable, and equipment, and is guaranteed by the Company's officers. The line matures in June 2004 and the interest rate is 7%. The balance at March 31, 2004 was $280,000.

           The Company has made capital expenditures of $1,322 through March 31, 2004, primarily for the addition of the Eau Claire, WI warehouse facility.

           The Company believes that its capital resources on hand at March 31, 2004, together with revenues from product sales, will be sufficient to meet its cash requirements for the year.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS, CONT'D.
           ------------------------------


MATERIAL CHANGES IN RESULTS OF OPERATIONS, CONT'D
-------------------------------------------------


           FORWARD LOOKING INFORMATION
           ---------------------------

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

Item 9.    REGULATION FD DISCLOSURE

           In connection with the Quarterly Report on Form 10-QSB for the quarterly period ending March 31, 2004, as filed herein, TenderCare International, Inc. filed as correspondence the transmittal letter and certification Exhibits 99.1 and 99.2.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  TenderCare International, Inc.

Date:  May 11, 2004



                                                  /S/STU BROWN
                                                  ------------
                                                  Vice-President and CFO