Form 10QSB
period 2004-06-30
TENDERCARE INTERNATIONAL INC
filed 2004-08-16
CIK 777513

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                   X Yes    No
                                  ---    ---

There were 7,690,501shares of the Registrant's $.01 par value common stock outstanding as of July 27, 2004.

                         TenderCare International, Inc.

                                   Form 10-QSB

                                Table of Contents

                                                                            PAGE
                                                                            ----

PART I.         Financial Information

     Item 1.    Financial Statements (Unaudited)

                Condensed Balance Sheets as of June 30, 2004 and
                December 31, 2003                                            F-1

                Condensed Statements of Operations for the six
                months ended June 30, 2004 and 2003                          F-3

                Condensed Statements of Cash Flows for the six
                months ended June 30, 2004 and 2003                          F-4

                Notes to Condensed Financial Statements                      F-5

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      3

     Item 3.    Controls and Procedures                                        6


PART II.        Other Information

     Items 1-5. Not applicable                                                 7

     Item 6.    Exhibits and reports on Form 8-K.
                (a) Reports on Form 8-K                                        7

     Item 9.    Regulation FD Disclosure                                       7


Signatures                                                                     8

                99.1 Section 906 Certification

                99.2 Section 302 Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TENDERCARE INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------
                                                              JUNE 30,     DEC. 31,
                                     ASSETS                    2004         2003
------------------------------------------------------------------------------------
                                                            (UNAUDITED)

Current assets:
  Cash                                                      $   72,576   $   44,959
  Accounts receivable, less allowance for doubtful accounts    271,213      241,648
  Inventories                                                  276,309      273,006
  Prepaids and other                                            37,952       13,638
------------------------------------------------------------------------------------

    Total current assets                                       658,050      573,251
------------------------------------------------------------------------------------

Property and equipment:
  Land                                                           8,238        8,238
  Buildings                                                    337,383      337,383
  Machinery and equipment                                       16,412       16,243
  Furniture and office equipment                                69,742       66,859
------------------------------------------------------------------------------------

  Totals                                                       431,775      428,723
  Less - accumulated depreciation                              135,872      128,223
------------------------------------------------------------------------------------

  Total property and equipment                                 295,903      300,500
------------------------------------------------------------------------------------

Other assets:
  Brands and trademarks                                         58,779       58,779
  Other                                                         14,089       18,024
------------------------------------------------------------------------------------

    Total other assets                                          72,868       76,803
------------------------------------------------------------------------------------

TOTAL ASSETS                                                $1,026,821   $  950,554
====================================================================================

See Notes to Financial Statements.

TENDERCARE INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS


------------------------------------------------------------------------------------------
                                                                JUNE 30,       DEC. 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         2004           2003
------------------------------------------------------------------------------------------
                                                               (UNAUDITED)

Current liabilities:
  Note payable - Bank                                          $   300,216    $   230,000
  Accounts payable                                                 595,594        607,280
  Accrued and other liabilities:
    Payroll                                                         13,769         13,576
    Interest                                                             0          1,130
    Taxes other than income taxes                                    1,949          3,317
------------------------------------------------------------------------------------------

    Total current liabilities                                      911,528        855,303
------------------------------------------------------------------------------------------

Shareholders' equity (deficit):
  Common stock - $0.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding - 7,690,501 shares on June 30, 2004
    and 7,899,908 shares on December 31, 2003                       76,905         78,999
  Additional paid-in capital                                     7,311,262      7,333,471
  Accumulated deficit                                           (7,045,671)    (7,090,016)
------------------------------------------------------------------------------------------

    Totals                                                         342,496        322,454
    Less - Notes receivable from sale of stock                    (227,203)      (227,203)
------------------------------------------------------------------------------------------

         Total stockholders' equity                                115,293         95,251
------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $ 1,026,821    $   950,554
==========================================================================================

See Notes to Financial Statements.

TENDERCARE INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------
                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                       JUNE 30,                       JUNE 30,
                              ---------------------------------------------------------
                                 2004            2003           2004           2003
---------------------------------------------------------------------------------------
                             (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

REVENUES
  Net sales                   $   742,692    $ 1,048,204    $ 1,560,570    $ 2,137,928
  Cost of products sold           484,642        775,588      1,100,985      1,543,877
---------------------------------------------------------------------------------------

GROSS MARGIN                      258,050        272,616        459,585        594,051

OPERATING EXPENSES                255,267        229,756        478,028        467,049
---------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)             2,783         42,860        (18,443)       127,002

OTHER INCOME (EXPENSE)
  Other income                     16,743         13,204         71,360         17,172
  Litigation settlement                 0        121,742              0        121,742
  Interest expense                 (5,099)        (6,919)        (8,572)       (11,844)
---------------------------------------------------------------------------------------

NET INCOME                    $    14,427    $   170,887    $    44,345    $   254,072
=======================================================================================

BASIC AND DILUTED EARNINGS
  PER SHARE                   $      0.00    $      0.02    $      0.01    $      0.03
=======================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING     7,690,501      8,001,291      7,690,501      8,001,291
=======================================================================================

See Notes to Financial Statements.

TENDERCARE INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------
                                                             SIX MONTHS ENDED JUNE 30
                                                                 2004         2003
-------------------------------------------------------------------------------------
                                                              (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income for the period                                   $  44,345    $ 254,072
-------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                7,649       10,323
     Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                     (29,565)     (30,993)
        Inventories                                              (3,303)      23,209
        Prepaid and other                                       (24,314)       3,174
      Increase (decrease) in:
        Accounts payable and accrued liabilities                (13,991)      49,984
-------------------------------------------------------------------------------------

  Total adjustments                                             (63,524)      55,697
-------------------------------------------------------------------------------------

        Net cash provided by (used in) operating activities     (19,179)     309,769
-------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in other assets                             3,935      (74,149)
  Capital expenditures                                           (3,052)     (75,290)
-------------------------------------------------------------------------------------

       Net cash provided by (used in) investing activities          883     (149,439)
-------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term debt                                     0      (10,885)
  Purchase of TenderCare common stock                           (24,303)     (36,759)
  Proceeds from (principal payments on) long-term debt           70,216      (60,500)
-------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities         45,913     (108,144)
-------------------------------------------------------------------------------------

Net increase in cash                                             27,617       52,186

CASH:
  Beginning of period                                            44,959       91,521
-------------------------------------------------------------------------------------

  End of period                                               $  72,576    $ 143,707
=====================================================================================

See Notes to Financial Statements.

                         TenderCare International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. Operating results for the six months ended June 30, 2004 is not necessarily indicative of the operating results for the year ending December 31, 2004.

 Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                                                    March 31,       December 31,
                                                      2004             2003
                                                    ---------        ---------
Finished goods                                      $245,219         $256,003
Bags & boxes                                          31,090           17,003
                                                    ---------        ---------
                                                    $276,309         $273,006
                                                    =========        =========

Note C - Income Taxes

The provision for income taxes for the six months ended June 30, 2004 and 2003 is zero due to prior year net operating loss carry forwards offsetting current period taxable income.

Note D - Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur from the exercise of common stock equivalents, such as warrants or convertible preferred stock. Basic and diluted EPS are the same since the Company has no outstanding common stock equivalents.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

TenderCare International, Inc. (the "Company", "TenderCare") markets and sells patented Tushies(R) Diapers, TenderCare(R) Diapers and TenderCareDiapers Plus as well as a full line of natural formula and flushable baby wipes and related products through health product stores, mail order catalogues, distributors throughout the world, Tushies Baby Care representatives at 1-800-344-6379, the Internet at tushies.com, tendercarediapers.com, drugstore.com and in an ongoing strategic marketing alliance with Earth's Best Organic Baby Food, a division of Hain Group. Earth's Best Organic Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company.

TenderCareDiapers Plus, the only WHITE 100% Totally Chlorine-Free Soft Super Absorbent Disposable Diaper (patent pending) was released to the public in January 2004 along with the Company's new FLUSHABLE natural formula MotherNature Wipes. A new warehouse and central distribution center in Eau Claire, Wisconsin opened in February 2004. The Company leases this facility in the same location as one of our diaper manufacturers.

The following is a discussion and analysis of our results of operations and our liquidity and capital resources and should be read in conjunction with the Condensed Financial Statements and the related Notes thereto included elsewhere in this filing. To the extent that our analysis contains statements that are not of a historical nature, thee statements are forward-looking statements, which involve risk and uncertainties. See "Note Regarding Forward-Looking Statements" included elsewhere in this filing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Company's discussion and analysis of its financial condition and results of operations are based upon its Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates including those related to bad debts and inventories. The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Financial
Statements:

Allowance for Doubtful Accounts - the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

Reserve for Inventory - the Company records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the differences between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions. If future product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Depreciation of Long-Lived Assets - the Company assigns useful lives for long-lived assets based on periodic studies of actual asset lives and the intended use for those assets. Any change in those assets lives would be reported in the statement of operations as soon as any change in estimate is determined.

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimated actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At June 30, 2004, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that the Company may not be able to realize all of its deferred tax assets in the future, and has established a valuation allowance.

RESULTS OF OPERATIONS - Three Months Ended June 30, 2004 and 2003
-----------------------------------------------------------------

Net sales for the three months ended June 30, 2004 decreased $305,512, or 29%, to $742,692 from $1,048,204 for the three months ended June 30, 2003. Cost of goods sold decreased $290,946, or 37.5%, to $484,642 for the three months ended June 30, 2004 from $775,588 for the three months ended June 30, 2003. Additionally, gross profit as a percentage of revenue was 34.7% for the second quarter ended June 30, 2004 compared to 28.7% for the second quarter ended June 30, 2003. The decrease between years for the current quarter is a result of restructuring of brands.

Operating expenses increased $25,511, or 11.0%, to $255,267 for the three months ended June 30, 2004 from $229,756 for the three months ended June 30, 2003. The increase between the respective quarters primarily resulted from marketing expenses for our new WHITE 100% chlorine-free disposable diapers and flushable natural formula wipes.

Litigation settlement income decreased $121,742 from the second quarter of 2003 to the second quarter of 2004. The decrease is due to the 2003 final settlement of the Company's lawsuit against Sloan's. The Company will not receive any future payments from this litigation.

RESULTS OF OPERATIONS - Six Months Ended June 30, 2004 and 2003
---------------------------------------------------------------

Net sales for the six months ended June 30, 2004 decreased $577,358, or 27%, to $1,560,570 from $2,137,928 for the six months ended June 30, 2003. Cost of goods sold decreased $442,892, or 28.7%, to $1,100,985 for the six months ended June 30, 2004 from $1,543,877 for the six months ended June 30, 2003. Additionally, gross profit as a percentage of revenue was 29.4% for the six months ended June 30, 2004 compared to 27.8% for the six months ended June 30, 2003. The decrease between years for the current six months is a result of a restructuring of brands.

Operating expenses decreased $7,464, or 2.0%, to $459,585 for the six months ended June 30, 2004 from $467,049 for the six months ended June 30, 2003. Decreases in operating expenses were a result of increased efficiencies with the initiation of the centralized distribution center.

 Other income increased approximately $54,200 from the first six months of 2003 to the first six months of 2004. The increase is primarily due to non-recurring miscellaneous income received by the Company.

Liquidity and Capital Resources
-------------------------------

Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

At June 30, 2004, we had $72,576 in cash, compared to $44,959 at December 31, 2003. Net working capital was a $253,478 deficit at June 30, 2004 compared to a $282,052 deficit at December 31, 2003. The change in working capital is primarily due to the following:

                            Balance            Balance           Increase      Percent
                         June 30, 2004    December 31, 2003     (Decrease)     Change
                         -------------    -----------------     ----------     ------
Accounts Receivable        $271,213            $241,648          $29,565        12.2%
Inventories                 276,309             273,006            3,303         1.2%
Prepaids and other           37,952              13,638           24,314      178.28%
Accounts payable            595,594             607,280          (11,686)       (1.9%)
Accrued expenses             15,718              18,023           (2,305)      (12.8%)
Note payable - bank         300,216             230,000           70,216        30.5%

The Company has a line of credit agreement with a bank. The line is secured by inventory, accounts receivable, and equipment, and is guaranteed by the Company's officers. The line matures in July 2004 and the interest rate is 7%. At June 30, 2004, $300,216 was outstanding on the line of credit. The Company anticipates converting the existing line of credit into a mortgage note payable with a 20 year amortization.

Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during the remainder of fiscal 2004. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

Item 3.    CONTROLS AND PROCEDURES
           -----------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90 day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officers and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

Note Regarding Forward-Looking Statements
-----------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a variety of reasons.

PART II - OTHER INFORMATION
---------------------------

There are no reportable events for item 1 through item 5

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

Item No.     Item                                   Method of Filing
--------     ----                                   ----------------

  11         Computation of earnings per share      Filing herewith

(b) Reports on Form 8K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

Item 9. REGULATION FD DISCLOSURE
--------------------------------

In connection with the Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2004, as filed herein, TenderCare International, Inc. filed as correspondence the transmittal letter and certification Exhibits 99.1 and 99.2.

                                                      August 6, 2004

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TenderCare International, Inc.

Date:  August 6, 2004



                                             /s/Stu Brown
                                             ------------

                                             Vice-President and CFO

Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D.C.

RE: TenderCare International, Inc. - Quarterly Report on Form 10-QSB For the Quarterly period ending June 30, 2004

Ladies and Gentlemen:

        Transmitted herewith are written statements pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 to accompany the above-captioned periodic report.

                                           Very truly yours,
                                           TenderCare International, Inc.

                                           By:  /s/ Stu Brown
                                                -------------

                                           Stu Brown, Corporate Vice-President &
                                           Chief Financial Officer.