Form 10QSB
period 2004-09-30
TENDERCARE INTERNATIONAL INC
filed 2004-11-15
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File No. 0-14696

TenderCare International, Inc.
(Exact Name of Registrant and Specified in its Charter)

Colorado	84-0898302
(State of Incorporation)	(I.R.S. Employer Identification Number)

675 Industrial Blvd
Delta, CO 81416
(Address of Principal Office)

(970) 874-7536
(Registrant’s Telephone Number)

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

X Yes     __No

There were 7,605,982 shares of the Registrant’s $.01 par value common stock outstanding as of November 10, 2004.

TenderCare International, Inc.

Form 10-QSB

Table of Contents

		PAGE

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of September 30, 2004 and
	December 31, 2003	F-1

	Condensed Statements of Operations for the three and
	nine months ended September 30, 2004 and 2003	F-3

	Condensed Statements of Cash Flows for the nine
	months ended September 30, 2004 and 2003	F-4

	Notes to Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	3

Item 3.	Controls and Procedures	5

PART II.	Other Information

Items 1-5.	Not applicable	7

Item 6.	Exhibits and reports on Form 8-K.
	(a) Reports on Form 8-K	7

Item 9.	Regulation FD Disclosure	7

Signatures		8

	99.1 Section 906 Certification

	99.2 Section 302 Certification

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

TenderCare International, Inc.
Condensed Balance Sheets

Assets	September 30, 2004	Dec. 31, 2003
	(Unaudited)

Current assets:
Cash	$182,729	$44,959
Accounts receivable, less allowance for doubtful accounts	228,650	241,648
Inventories	236,008	273,006
Prepaids and other	23,566	13,638

Total current assets	670,953	573,251

Property and equipment:
Land	8,238	8,238
Buildings	377,763	337,383
Machinery and equipment	16,412	16,243
Furniture and office equipment	69,966	66,859

Totals	472,379	428,723
Less - accumulated depreciation	142,365	128,223

Total property and equipment	330,014	300,500

Other assets:
Brands and trademarks	58,779	58,779
Other	12,528	18,024

Total other assets	71,307	76,803

TOTAL ASSETS	$1,072,274	$950,554

See Notes to Financial Statements

TenderCare International, Inc.
Condensed Balance Sheets

Liabilities and Stockholders’ Equity (Deficit)	September 30, 2004	Dec. 31, 2003
	(Unaudited)

Current liabilities:
Note payable - Bank	$298,249	$230,000
Note payable - Other	100,000
Accounts payable	594,812	607,280
Accrued and other liabilities:
Payroll	5,515	13,576
Interest	0	1,130
Taxes other than income taxes	2,648	3,317

Total current liabilities	1,001,224	855,303

Shareholders’ equity (deficit):
Common stock - $0.01 par value
Authorized - 50,000,000 shares
Issued and outstanding - 7,625,982 shares on Sep. 30, 2004
and 7,899,908 shares on December 31, 2003	76,260	78,999
Additional paid-in capital	7,295,812	7,333,471
Accumulated deficit	(7,073,819)	(7,090,016)

Totals	298,253	322,454
Less - Notes receivable from sale of stock	(227,203)	(227,203)

Total stockholders’ equity	71,050	95,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,072,274	$950,554

See Notes to Financial Statements

TenderCare International, Inc.
Condensed Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Net sales	$804,010	$835,011	$2,364,580	$2,972,939
Cost of products sold	625,161	543,114	1,726,146	2,086,991

Gross Margin	178,849	291,897	638,434	885,948

Operating Expenses	210,182	270,939	688,210	737,988

Operating Income (Loss)	(31,333)	20,958	(49,776)	147,960

Other Income (Expense)
Other income	9,100	14,358	80,460	31,530
Litigation settlement	0	0	0	121,742
Interest expense	(5,916)	(4,359)	(14,488)	(16,203)

Net Income	($28,149)	$30,957	$16,196	$285,029

Basic and diluted earnings
per share	($0.00)	$0.00	$0.00	$0.04

Weighted average number of
common shares outstanding	7,625,982	7,899,908	7,625,982	7,899,908

See Notes to Financial Statements

TenderCare International, Inc.
Condensed Statements of Cash Flows

	Nine months ended Sept. 30
	2004	2003
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income for the period	$16,196	$285,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,142	17,571
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	12,998	82,073
Inventories	36,998	(43,908)
Prepaid and other	(9,928)	5,977
Increase (decrease) in:
Accounts payable and accrued liabilities	(22,327)	73,547

Total adjustments	31,883	135,260

Net cash provided by operating activities	48,079	420,289

Cash Flows from Investing Activities:
(Increase) decrease in other assets	5,496	(2,519)
Brand name and trademarks’ expenditures		(84,864)
Capital expenditures	(43,656)	(88,858)

Net cash used in investing activities	(38,160)	(176,241)
Cash Flows from Financing Activities:
Net decrease in short-term debt	100,000	(82,816)
Purchase of TenderCare common stock	(40,398)	(89,131)
Proceeds from (principal payments on) long-term debt	68,249	(60,500)

Net cash provided by (used in) financing activities	127,851	(232,447)

Net increase in cash	137,770	11,601
Cash:
Beginning of period	44,959	91,521

End of period	$182,729	$103,122

See Notes to Financial Statements

TenderCare International, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003. Operating results for the nine months ended September 30, 2004 is not necessarily indicative of the operating results for the year ending December 31, 2004.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

	September 30,	December 31,
	2004	2003
Finished goods	$206,849	$256,003
Bags & boxes	29,159	17,003
	$236,008	$273,006

Note C - Income Taxes

The provision for income taxes for the nine months ended September 30, 2004 and 2003 is zero due to prior year net operating loss carry forwards offsetting current period taxable income.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

TenderCare International, Inc. (the "Company", "TenderCare") markets and sells patented Tushies® Diapers and TenderCareDiapers Plus as well as a full line of natural formula and flushable baby wipes and related products through health product stores, mail order catalogues, distributors throughout the world, Tushies Baby Care representatives at 1-800-344-6379, the Internet at tushies.com, tendercarediapers.com, drugstore.com and in an ongoing strategic marketing alliance with Earth’s Best Organic Baby Food, a division of Hain Group. Earth’s Best Organic Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company.

TenderCareDiapers Plus, the only WHITE 100% Totally Chlorine-Free Soft Super Absorbent Disposable Diaper (patent pending) was released to the public in January 2004. A new warehouse and central distribution center in Eau Claire, Wisconsin opened in February 2004. The Company leases this facility in the same location as one of our diaper manufacturers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon its Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates including those related to bad debts and inventories. The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Financial Statements:

Allowance for Doubtful Accounts - the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2004 and 2003

Net sales for the three months ended September 30, 2004 decreased $31,001, or 3.7%, to $804,010 from $835,011 for the three months ended September 30, 2003. Cost of goods sold increased $82,047, or 15%, to $625,161 for the three months ended September 30, 2004 from $543,114 for the three months ended September 30, 2003. Additionally, gross profit as a percentage of revenue was 22.2% for the second quarter ended September 30, 2004 compared to 35% for the second quarter ended September 30, 2003. The decrease between years for the current quarter is a result of restructuring of brands.

Operating expenses decreased $60,757, or 22.4%, to $210,182 for the three months ended September 30, 2004 from $270,939 for the three months ended September 30, 2003. The decrease between the respective quarters primarily resulted from warehousing and distribution savings due to centralization of those facilities to Wisconsin.

RESULTS OF OPERATIONS - Nine Months Ended September, 2004 and 2003

Net sales for the nine months ended September 30, 2004 decreased $607,359, or 20.4%, to $2,365,580 from $2,972,939 for the nine months ended September 30, 2003. Cost of goods sold decreased $360,845, or 17.2%, to $1,726,146 for the nine months ended September 30, 2004 from $2,086,991 for the nine months ended September 30, 2003. Additionally, gross profit as a percentage of revenue was 27.0% for the nine months ended September 30, 2004 compared to 29.5% for the nine months ended September 30, 2003. The decrease between years for the current six months is a result of a restructuring of brands.

Operating expenses decreased $49,778, or 6.7% to $688,210 for the nine months ended September 30, 2004 from $737,988 for the nine months ended September 30, 2003. Decreases in operating expenses were a result of increased efficiencies with the initiation of the centralized distribution center.

Other income increased approximately $48,930 from the first nine months of 2003 to the first nine months of 2004. The increase is primarily due to non-recurring miscellaneous income received by the Company.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

At September 30, 2004, we had $182,729 in cash, compared to $44,959 at December 31, 2003. Net working capital was a $330,271 deficit at September 30, 2004 compared to a $282,052 deficit at December 31, 2003. The change in working capital is primarily due to the following:

	Balance	Balance	Increase	Percent
	September 30, 2004	December 31, 2003	(Decrease)	Change
Accounts Receivable	$228,650	$241,648	$(12,998)	(5.4%)
Inventories	236,008	273,006	(36,998)	(13.6%)
Prepaids and other	23,566	13,638	9,928	72.8%
Accounts payable	594,812	607,280	(12,468)	(2.1%)
Accrued expenses	8,163	18,023	(9,860)	(54.7%)
Note payable - bank	298,249	230,000	68,249	29.7%
Note payable - other	100,000	0	(100,000)	n/a

The Company has a mortgage loan agreement with a bank. The loan is secured by building, and is guaranteed by the Company’s officers. The loan matures in July 2009 and the interest rate is 7%. At September 30, 2004, the loan balance was$298,249

Consistent with normal practice, management believes that the Company’s operations are not expected to require significant capital expenditures during the remainder of fiscal 2004. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

Item 3	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the

Company’s management, including its Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90 day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

In connection with the Quarterly Report on Form 10-QSB for the quarterly period ending September 30, 2004, as filed herein, TenderCare International, Inc. filed as correspondence the transmittal letter and certification Exhibits 99.1 and 99.2.

November 11, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenderCare International, Inc.

Date: November 11, 2004

/s/Stu Brown
Vice-President and CFO

Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D.C.

RE:	TenderCare International, Inc. - Quarterly Report on Form 10-QSB
For the Quarterly period ending September 30, 2004

Ladies and Gentlemen:

       Transmitted herewith are written statements pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 to accompany the above-captioned periodic report.

Very truly yours,
TenderCare International, Inc.

By: /s/ Stu Brown

Stu Brown, Corporate Vice-President &
Chief Financial Officer.

Exhibit 99.1

Certification
Of
TenderCare International, Inc.
Under Section 906 of Sarbanes-Oxley Act of 2002

The undersigned Chief Executive Officer of TenderCare International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 11, 2004

/s/ Edward Reiss
Edward Reiss
Co-Chief Executive Officer

The undersigned Chief Financial Officer of TenderCare International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 11, 2004

/s/ Stu Brown
Stu Brown
VP, Chief Financial Officer

Exhibit 99.2

Certification
Of
TenderCare International, Inc.
Under Section 302 of Sarbanes-Oxley Act of 2002

I, Edward Reiss, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of TenderCare International, Inc;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 11, 2004

/s/ Edward Reiss
Edward Reiss
Co-Chief Executive Officer

Exhibit 99.2

Certification
Of
TenderCare International, Inc.
Under Section 302 of Sarbanes-Oxley Act of 2002

I, Stu Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TenderCare International, Inc;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 11, 2004

/s/ Stu Brown
Stu Brown
VP, Chief Financial Officer