Form 10KSB
period 2004-12-31
TENDERCARE INTERNATIONAL INC
filed 2005-04-01
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

[X]  Yes  [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [   ]

The Company’s revenues from continuing operations for the fiscal year ended December 31, 2004 totaled $3,184,003.

As of March 30, 2005 the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was $1,882,608.

There were 7,530,432 shares of the Registrant stock $.01 par value common stock outstanding as of March 30, 2005.

TenderCare International, Inc.

Part I

Item 1.          DESCRIPTION OF BUSINESS

                   General

TenderCare International, Inc. (the “Company” or “TenderCare”), was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of marketing, distributing and selling disposable baby diapers, natural formula wipes and related products under its own branded labels.

On November 4, 2003, at the annual meeting held in Delta, CO, the shareholders of RMED International, Inc. voted to change the corporate name of the Company to TenderCare International, Inc. The new NASDAQ trading symbol is TCAR.

                   Business Strategy

The Company markets and sells disposable baby diapers, natural formula wipes and related products through health product stores, mail order catalogues, Tushies Baby Care representatives at 1-800-344-6379, the Internet at tushies.com, tendercarediapers.com, drugstore.com, our representative in the UK greenbabyco.com and in an ongoing direct marketing relationship with Earth’s Best Baby Food, a division of Hain Food Group. Earth’s Best Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company.

TenderCareDiapers Plus (patent pending) - Convenience Packs, the only 100% Totally Chlorine-Free WHITE Soft Super Absorbent Disposable Diaper was released to the public in January 2004 along with the Company’s new FLUSHABLE Natural Formula TenderCare Wipes. Jumbo Packs of TenderCareDiapers Plus were added to the product line in February 2005. A new warehouse and central distribution center in Eau Claire, WI opened in February 2004

                   Product Description

The Company currently distributes the following products, all made in the USA:

Tushies® (website-tushies.com) - Is the only GEL-FREE alternative disposable diaper with real cotton and non-chlorine bleached woodpulp absorbency blend, cloth-like cover; available in four sizes and is made without artificial chemical absorbents.

TushiesWipes - Is a natural formula wipe - hypoallergenic, alcohol-free with aloe vera in unscented and lightly scented 80-count tubs and 80-count refills.