Form 10QSB
period 2005-03-31
TENDERCARE INTERNATIONAL INC
filed 2005-05-13
CIK 777513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

Quarterly Report Pursuant to section 13 or 15(d) Of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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
Par value (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for thepast 90 days.

Yes	■	No	□

There were 7,482,382 shares of the Registrant's $.01 par value common stock outstanding as of May 5, 2005.

TenderCare International, Inc.

Condensed Financial Statements

Table of Contents

PAGE

PART I.	Financial Information

Item 1.	Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2005 and	3
December 31, 2004.

Condensed Statements of Operations for the three	5
months ended March 31, 2005 and 2004

Condensed Statements of Cash Flows for the three	6
months ended March 31, 2005 and 2004

Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition	8
and Results of Operations

Item 3.	Controls and Procedures	11

PART II.	Other Information

SIGNATURES	12

SECTION 302 CERTIFICATION	Ex 31.1

SECTION 906 CERTIFICATION	Ex 32.1

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

TenderCare International, Inc.

Balance Sheets

Assets	March 31, 2005	Dec. 31, 2004
	(Unaudited)

Current assets:
Cash	$42,369	$25,326
Accounts receivable, less allowance for doubtful accounts	230,447	121,170
Inventories	208,471	240,623
Prepaid advertising and commissions	28,700	44,006
Other	16,623	12,782

Total current assets	526,610	443,907

Property and equipment:
Land	8,238	8,238
Buildings	389,643	389,643
Machinery and equipment	16,412	16,412
Furniture and office equipment	70,389	70,389

Totals	484,682	484,682
Less - accumulated depreciation	156,731	150,331

Total property and equipment	327,951	334,351

Other assets:
Notes receivable - long term	101,133	0
Brands and trademarks	191,751	178,425

Total other assets	292,884	178,425

TOTAL ASSETS	$1,147,445	$956,683

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Balance Sheets

Liabilities and Stockholders' Equity (Deficit)	March 31, 2005	Dec. 31, 2004
	(Unaudited)

Current liabilities:
Notes payable:
Mortgage loan - current	$ 7,329	$ 7,023
Related party	100,000	100,000
Accounts payable	714,471	515,029
Accrued and other liabilities:
Payroll and related taxes	6,185	17,912
Taxes other than income taxes	4,050	5,412

Total current liabilities	832,035	645,376

Long-term liabilities:
Mortgage loan - long term	286,406	288,510

Total liabilities	1,118,441	933,886

Stockholders' equity (deficit):
Common stock - $0.01 par value
Authorized - 10,000,000 shares
Issued and outstanding - 7,516,382 shares on Mar. 31, 2005
and 7,530,432 shares on Dec. 31, 2004	75,164	75,304
Additional paid-in capital	7,246,883	7,247,565
Accumulated deficit	(7,065,840)	(7,072,869)

Totals	$256,207	$250,000
Less: Notes receivable from sale of stock	(227,203)	(227,203)

Total stockholders' equity	29,004	22,797

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY (DEFICIT)	1,147,445	956,683

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Operations
(Unaudited)

	Three months ended March 31,
	2005	2004

Revenues
Net sales	$748,090	$817,878
Cost of products sold	592,678	616,343

Gross Margin	155,412	201,535

Operating Expenses	257,960	222,761

Operating Income (Loss)	(102,548)	(21,226)

Other Income (Expense)
Other income	116,603	54,617
Interest expense	(7,026)	(3,473)

Net Income	$7,029	$29,918

Basic and diluted income
per common share	$0.00	$0.00

Weighted average
common shares outstanding	7,523,382	7,737,279

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc

Statement of Operations

(Unaudited)

	Three months ended March 31
Cash Flows From Operating Activities:	2005	2004
Net income for the period	$7,029	$29,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,400	3,664
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(109,277)	44,105
Inventories	32,152	(96,821)
Prepaid and other	(89,668)	(34,442)
Increase (decrease) in:
Accounts payable and accrued liabilities	186,353	57,121

Total adjustments	25,960	(26,373)

Net cash provided by operating activities	32,989	3,545

Cash Flows from Investing Activities:
Capital expenditures	0	(1,322)
Brands and Trademark expenditures	(13,326)	0

Net cash used in investing activities	(13,326)	(1,322)

Cash Flows from Financing Activities:
Purchase of TenderCare common stock	(822)	(1,277)
Proceeds from (principal payments on) long-term debt	(1,798)	50,000

Net cash provided by (used in) financing activities	(2,620)	48,723

Net increase in cash and cash equivalents	17,043	50,946

Cash:
Beginning of period	25,326	44,959

End of period	$42,369	$95,905

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 7,026	$ 3,473

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 is not necessarily indicative of the operating results for the year ending December 31, 2005.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition, inventories and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three month period ended March 31, 2005, and have made no changes to these polices during fiscal 2005.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value.
Inventory consists of the following:

	March 31	December 31
	2005	2004
Finished goods	$178,178	$205,363
Bags & boxes	30,293	38,260
	$208,471	$240,623

Note C - Note Payable - Bank

The Company has a mortgage loan with a bank. The loan is secured by the Colorado buildings, inventory, accounts receivable, and equipment, and is guaranteed by the Company's officers. The loan maturity date is July 10, 2009 and the interest rate is 7%. The balance at March 31, 2005 was $293,735.

Note D - Income Taxes

There is no provision for income taxes for the three months ended March 31, 2005 and 2004 due to prior year net operating loss carry forwards offsetting current period taxable income.

Note E - Income per Common Share

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral "forward-looking statement", including our statements contained in this filing with the Securities and Exchange Commission and in our reports to stockholders, as well as elsewhere. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the used of forward-looking terminology, such as "may", "expect", "anticipate", "estimate", "goal", "continue", or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Any such statement is qualified by reference to the following cautionary statements.

Our business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in our Securities and Exchange Commission filings.

In this filing, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Various factors and risks (not all of which are identifiable at this time) could cause our results, performance, or achievements to differ materially from that contained in our forward-looking statements, and investors are cautioned that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in our other filings with the Securities and Exchange Commission.

We do not undertake, nor assume obligation, to update any forward-looking statement that we may make from time to time.

TenderCare International, Inc. (the "Company", "TenderCare") markets and sells Tushies® and TenderCare® disposable baby diapers, natural formula wipes and related products through health product stores, mail order catalogues, Tushies Baby Care representatives at 1-800-344-6379, the Internet at tushies.com, tendercarediapers.com, drugstore.com, our representative in the UK greenbabyco.com and in an ongoing direct marketing relationship with Earth's Best Baby Food, a division of Hain Group. Earth's Best Organic Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company.

TenderCareDiapers Plus (patent pending) - the only 100% Totally Chlorine-Free WHITE Soft Super Absorbent Disposable diaper was released to the public in January 2004 along with the Company's new FLUSHABLE Natural Formula TenderCare Wipes. Jumbo Packs of TenderCareDiapers Plus were added to the product line in February 2005. A new warehouse and central distribution center in Eau Claire, Wisconsin opened in February 2004. The Company leases this facility.

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

MATERIAL CHANGES IN FINANCIAL POSITION

Total assets of the Company increased $190,762 or 20% from $956,683 at December 31, 2004 to $1,147,445 at March 31, 2005. The increase was primarily due to increased customer accounts receivable generated by several significant orders shipped at the end of the quarter.

Net receivables increased $109,277 or 90% from $121,170 at December 31, 2004 to $230,447 at March 31, 2005. The increase results primarily from the amount and timing of customer orders and subsequent receipts. Accounts payable increased by $199,442 from December 31, 2004 to March 31, 2005 due to purchases resulting from significant orders shipped.

Other assets increased $114,459 from $178,425 on December 31, 2004 to $292,884 on March 31, 2005 due to $13,226 in brands and trademark expenditures and a note receivable from a former employee.

Total stockholders' equity increased $6,207 or 27% during the three-month period ended March 31, 2005 due to current period net income offset by the Company's repurchase and retirement of common stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 2005 were $748,090 compared to $817,878 for the quarter ended March 31, 2004, a decrease of $69,788 or 9%. The decrease for the current quarter is a result of a restructuring of brand emphasis on the most profitable products and decreased customer demand for all product lines, with the exception of the new products introduced to the marketplace in 2005. We believe our sales will increase as a result of a restructuring and expansion of our commercial sales force. The Company now is positioned with representatives in each of the contiguous United States, Hawaii, Canada, Europe, Australia, New Zealand and the Far East.

The cost of products sold was $592,678 or 79% of net sales for the quarter ended March 31, 2005, compared to $616,343 or 75% of net sales for the quarter ended March 31, 2004. The increased percentage for the current quarter results from promotional opportunities provided to our customers relative to the introduction of TenderCareDiapers Plus Jumbo Packs.

Operating expenses increased $35,199 or 16% from $222,761 to $257,960 for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The increase between the respective quarters primarily resulted from marketing expenses for the TenderCareDiapers Plus Jumbo Packs introduced in 2005.

An operating loss of $102,548 was generated for the quarter ended March 31, 2005, compared to an operating loss of $21,226 for the quarter ended March 31, 2004. The increased loss primarily resulted from the decrease in sales and increase in operating expenses due to the introductory offers and marketing expenses respectively.

Other Income includes a $107,000 judgment awarded to the Company against a former employee calling for monthly installment payments of $750.

Net income for the quarter ended March 31, 2005 was $7,029 as compared to net income of $29,918 for the quarter ended March 31, 2004. The decrease between the respective quarters primarily resulted from decreased sales.

Item 2     .MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources on hand at March 31, 2005 include cash of $42,369 and a net working capital deficit of $305,425. This represents an increase of $17,043 (67%) in cash and a decrease of $103,956 (52%) in net working capital as compared to December 31, 2004.

The Company has a mortgage loan with a bank. The loan is secured by the Colorado buildings, inventory, accounts receivable, and equipment, and is guaranteed by the Company's officers. The loan maturity date is July 10, 2009 and the interest rate is 7%. The balance at March 31, 2005 was $293,735.

LIQUIDITY AND CAPITAL RESOURCES, Cont'd.

The Company had no capital expenditures for the quarter ended March 31, 2005.

The Company believes that its capital resources on hand at March 31, 2005, together with anticipated revenues from product sales, will be sufficient to meet its cash requirements for the year.

Item 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEDINGS - Not applicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable.

Item 5. OTHER INFORMATION - Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Item No.	Item	Method of Filing

31.1	Section 302 Certification	Filing herewith
32.1	Section 906 Certification	Filing herewith

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenderCare International, Inc.

Date: May 11, 2005

/s/Stu Brown
Vice-President and CFO

Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D.C.

RE: TenderCare International, Inc. - Quarterly Report on Form 10-QSB
       For the Quarterly period ending March 31, 2005

Ladies and Gentlemen:

       Transmitted herewith are written statements pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 to accompany the above-captioned periodic report.

Very truly yours,
TenderCare International, Inc.

By: /s/ Stu Brown

Stu Brown, Corporate Vice-President &
Chief Financial Officer.