Form 10KSB/A
period 2004-12-31
TENDERCARE INTERNATIONAL INC
filed 2005-07-12
CIK 777513

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

[X]  Yes  [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [   ]

The Company's revenues from continuing operations for the fiscal year ended December 31, 2004 totaled $3,184,003.

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