Form 10QSB
period 2005-06-30
TENDERCARE INTERNATIONAL INC
filed 2005-08-15
CIK 777513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

Quarterly Report Pursuant to section 13 or 15(d) Of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

Commission File No. 0-14696

TenderCare International, Inc.
(Exact Name of Registrant and Specified in its Charter)

Colorado	84-0898302
(State of Incorporation)	(I.R.S. Employer Identification Number)

3925 N. Hastings Way
Eau Claire, WI 54703
(Address of Principal Office)

(715) 833-1750
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

  Yes No

There were 7,481,482 shares of the Registrant's $.01 par value common stock outstanding as of July 30, 2005.

TenderCare International, Inc.

Condensed Financial Statements

Table of Contents

		PAGE

PART I.	Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of June 30, 2005 and December 31, 2004.	3

	Condensed Statements of Operations for the six months ended June 30, 2005 and 2004	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2005 and 2004	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	11

PART II.	Other Information

SIGNATURES		13

SECTION 302 CERTIFICATION		13

SECTION 906 CERTIFICATION		16

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

TenderCare International, Inc.

Balance Sheets

Assets	June 30, 2005	Dec. 31, 2004
	(Unaudited)

Current assets:
Cash	$8,050	$25,326
Accounts receivable, less allowance for doubtful accounts	226,487	121,170
Inventories	180,803	240,623
Prepaid advertising and commissions	20,962	44,006
Other	13,652	12,782

Total current assets	449,954	443,907

Property and equipment:
Land	8,238	8,238
Buildings	389,643	389,643
Machinery and equipment	16,412	16,412
Furniture and office equipment	70,389	70,389

Totals	484,682	484,682
Less - accumulated depreciation	163,132	150,331

Total property and equipment	321,550	334,351

Other assets:
Notes receivable - long term	99,303	0
Brands and trademarks	191,751	178,425

Total other assets	291,054	178,425

TOTAL ASSETS	$1,062,558	$956,683

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Balance Sheets

Liabilities and Stockholders' Equity (Deficit)	June 30, 2005	Dec. 31, 2004
	(Unaudited)

Current liabilities:
Notes payable:
Mortgage loan - current	$ 7,394	$ 7,023
Related party	107,000	100,000
Accounts payable	680,745	515,029
Accrued and other liabilities:
Payroll and related taxes	11,547	17,912
Taxes other than income taxes	2,922	5,412

Total current liabilities	809,608	645,376

Long-term liabilities:
Mortgage loan - long term	284,511	288,510

Total liabilities	1,094,119	933,886

Stockholders' equity (deficit):
Common stock - $0.01 par value
authorized - 10,000,000 shares
Issued and outstanding - 7,481,482 shares on June 30, 2005
and 7,530,432 shares on Dec. 31, 2004	74,815	75,304
Additional paid-in capital	7,238,948	7,247,565
Accumulated deficit	(7,118,121)	(7,072,869)

Totals	195,642	250,000
Less: Notes receivable from sale of stock	(227,203)	(227,203)

Total stockholders' equity (deficit)	(31,561)	22,797

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY (DEFICIT)	1,062,558	956,683

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues
Net sales	$713,795	$742,692	$1,461,885	$1,560,570
Cost of products sold	492,410	484,642	1,085,088	1,100,985

Gross Margin	221,385	258,050	376,797	459,585

Operating Expenses	267,659	255,267	516,026	478,028

Operating Income (Loss)	(46,274)	2,783	(139,229)	(18,443)

Other Income (Expense)
Other income	1,351	16,743	108,362	71,360
Interest expense	(7,359)	(5,099)	(14,385)	(8,572)

Net Income (loss)	($52,281)	$14,427	($45,252)	$44,345

Basic and diluted income
per common share	($0.01)	$0.00	($0.01)	$0.01

Weighted average
common shares outstanding	7,366,089	7,690,501	7,366,089	7,390,501

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Operations

(Unaudited)

	Six months ended June 30,
Cash Flows From Operating Activities:	2005	2004
Net income (loss) for the period	($45,252)	$44,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,801	7,649
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(105,317)	(29,565)
Inventories	59,820	(3,303)
Prepaid and other	(77,129)	(24,314)
Increase (decrease) in:
Accounts payable and accrued liabilities	156,861	(13,991)

Total adjustments	47,036	(63,524)

Net cash provided by (used) operating activities	1,784	(19,179)

Cash Flows from Investing Activities:
Capital expenditures	0	(3,052)
Brands and Trademark expenditures	(13,326)	3,935

Net cash used in investing activities	(13,326)	883

Cash Flows from Financing Activities:
Purchase of TenderCare common stock	(9,106)	(24,303)
Proceeds from (principal payments on) long-term debt	3,372	70,216

Net cash provided by (used in) financing activities	(5,734)	45,913

Net increase in cash and cash equivalents	(17,276)	27,617

Cash:
Beginning of period	25,326	44,959

End of period	$8,050	$72,576

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 14,385	$ 8,572

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. Operating results for the six months ended June 30, 2005 is not necessarily indicative of the operating results for the year ending December 31, 2005.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition, inventories and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Based upon our review, we have determined that these policies remain our most critical accounting policies for the six month period ended June 30, 2005, and have made no changes to these polices during fiscal 2005.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value.

Inventory consists of the following:

	June 30,	December 31,
	2005	2004
Finished goods	$147,424	$205,363
Bags & boxes	33,379	38,260
	$180,803	$240,623

Note C - Note Payable - Bank

The Company has a mortgage loan with a bank. The loan is secured by the Colorado buildings, inventory, accounts receivable, and equipment, and is guaranteed by the Company's officers. The loan maturity date is July 10, 2009 and the interest rate is 7%. The balance at June 30, 2005 was $291,905.

Note D - Income Taxes

There is no provision for income taxes for the six months ended June 30, 2005 and 2004 due to prior year net operating loss carry forwards offsetting current period taxable income.

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

FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral "forward-looking statement", including our statements contained in this filing with the Securities and Exchange Commission and in our reports to stockholders, as well as elsewhere. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the use of forward-looking terminology, such as "may", "expect", "anticipate", "estimate", "goal", "continue", or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Any such statement is qualified by reference to the following cautionary statements.

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

MATERIAL CHANGES IN FINANCIAL POSITION

Total assets of the Company decreased $84,887 or 7% for the three month period from 1,147,445 at March 31, 2005 to $1,062,558 at June 30, 2005. The decrease was primarily due to reduction in inventory and relocation of our Colorado warehouse to the Wisconsin central distribution center.

Net receivables decreased $3,960 or 2% from $230,447 at March 31, 2005 to $226,487 at June 30, 2005. Accounts payable increased by $33,728 from March 31, 2005 to June 30, 2005 due to purchases resulting from significant orders shipped and a change in accounts payable terms with certain vendors.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

MATERIAL CHANGES IN FINANCIAL POSITION Cont'd

Other assets decreased $1,830 $292,884 on March 31, 2005 to $291,054 on June 30, 2005.

Total stockholders' equity decreased $54,358 or 238% during the three-month period ended June 30, 2005 due to the current period net loss and purchases of TenderCare stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months Ended June 30, 2005 and 2004

Net sales for the three months ended June 30, 2005 were $713,795 compared to $742,692 for the quarter ended June 30, 2004, a decrease of $28,897 or 4%. The decrease for the current quarter is a result of a restructuring of brand emphasis on the most profitable products and decreased customer demand for all product lines, with the exception of the new products introduced to the marketplace in 2005. We believe our sales will increase as a result of the restructuring and expansion of our commercial sales force. The Company now is positioned with representatives in each of the contiguous United States, Hawaii, Canada, Europe, Australia, New Zealand and the Far East.

The cost of products sold was $492,410 or 69% of net sales for the quarter ended June 30, 2005, compared to $484,642 or 65% of net sales for the quarter ended June 30, 2004. The increased percentage for the current quarter results from promotional opportunities provided to our customers relative to the introduction of TenderCareDiapers Plus Jumbo Packs.

Operating expenses increased $12,392 or 5% from $255,267 to $267,659 for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase between the respective quarters primarily resulted from the relocation of the Colorado warehouse and office to Wisconsin.

An operating loss of $46,274 was generated for the quarter ended June 30, 2005, compared to operating income of $2,783 for the quarter ended June 30, 2004. The current quarter loss primarily resulted from the decrease in sales and increase in operating expenses due to the cost of closing the Colorado facility and relocating it to Wisconsin.

Net loss for the quarter ended June 30, 2005 was $52,281 compared to net income of $14,427 for the quarter ended June 30, 2004. The decrease between the respective quarters primarily resulted from decreased sales, lower gross margins and costs incurred with the Colorado closing.

Net sales for the six months ended June 30, 2005 decreased $98,685, or 6% to $1,461,885 from $1,560,570 for the six months ended June 30, 2004. Cost of goods sold decreased $15,897, or 1%, to $1,085,088 for the six months ended June 30, 2005 from $1,100,985 for the six months ended June 30, 2004. The decrease is a result of a restructuring of brands.
Operating expenses increased $37,998, or 8%, to $516,026 for the six months ended June 30, 2005 from $478,028 for the six months ended June 30, 2004. Increases in operating expenses were a result of costs incurred to close and relocate the Colorado call center and warehouse to Wisconsin.

Other income increased $37,002 from the first six months of 2004 to the first six months of 2005. The increase is primarily due to a judgment awarded to the Company against a former employee calling for monthly installment payments of $750.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources on hand at June 30, 2005 include cash of $8,050 and a net working capital deficit of $359,654. This represents a decrease of $17,276 (68%) in cash and a decrease of $158,185 (79%) in net working capital as compared to December 31, 2004.

The Company has a mortgage loan with a bank. The loan is secured by the Colorado buildings, inventory, accounts receivable, and equipment, and is guaranteed by the Company's officers. The loan maturity date is July 10, 2009 and the interest rate is 7%. The balance at June 30, 2005 was $291,905.

The Company had no capital expenditures for the quarter ended June 30, 2005.

The Company believes that its capital resources on hand at June 30, 2005, together with anticipated revenues from product sales, will be sufficient to meet its cash requirements for the year. Adjustments to accounts payment terms and the consolidation of the warehouse facilities may help in the reduction of operating expenses. The Colorado building is for sale.

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

PART II. OTHER INFORMATION

Item 1	LEGAL PROCEDINGS - Not applicable.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS - Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES - Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not applicable.

Item 5.	OTHER INFORMATION - Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Item No.	Item	Method of Filing

31.1	Section 302 Certification	Filing herewith
32.1	Section 906 Certification	Filing herewith

(b)	Reports on Form 8-K

On June 9, 2005, the board of directors of TenderCare International, Inc. ("TCI") approved plans to engage in a 1:25,000 reverse stock split (the "Transaction") of its common stock, $0.01 par value per share. TCI will not issue fractional shares of TCI common stock in the Transaction, and holders of TCI common stock will instead receive cash for such fractional shares. The Transaction will thereby reduce the number of TCI shareholders and make TCI eligible to terminate its registration under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). TCI's board of directors also approved the retention of an independent appraisal firm to assist the TCI board of director in setting the appropriate price per share of TCI common stock for purposes of determining the cash amount payable to holders of fractional shares.

TCI anticipates that termination of registration will eliminate annual expenses related to compliance with the Sarbanes-Oxley Act of 2002 and the periodic reporting requirements of the Exchange Act. The Transaction will be submitted to a vote of TCI shareholders at a special meeting of shareholders to be held in the third or fourth quarter of 2005.

Statements made in this current report that are not historical facts may be forward-looking statements. Actual events may differ materially from those projected in any forward-looking statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TenderCare International, Inc.

Date: August 12, 2005

/s/ Stu Brown
VP, CFO

Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D.C.

RE:	TenderCare International, Inc. - Quarterly Report on Form 10-QSB
For the Quarterly period ending June 30, 2005

Ladies and Gentlemen:

       Transmitted herewith are written statements pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 to accompany the above-captioned periodic report.

Very truly yours,
TenderCare International, Inc.

By: /s/ Stu Brown

Stu Brown, VP & CFO

EXHIBIT 31.1

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

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2005

/s/ Edward Reiss
Edward Reiss
Co-Chief Executive Officer

EXHIBIT 31.1

SECTION 302 CERTIFICATION

I, Stu Brown, Vice-President and CFO of TenderCare International, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TenderCare International, Inc;
2,

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

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2005

/s/ Stu Brown
Stu Brown
VP, CFO

EXHIBIT 32.1

SECTION 906 CERTIFICATION

The undersigned Chief Executive Officer of TenderCare International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 12, 2005

/s/ Edward Reiss
Edward Reiss
Co-Chief Executive Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

The undersigned Vice-President & CFO of TenderCare International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 12, 2005

/s/ Stu Brown
Stu Brown
VP, CFO