Form 10QSB
period 2005-09-30
TENDERCARE INTERNATIONAL INC
filed 2005-11-16
CIK 777513

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                           Commission File No. 0-14696

                         TenderCare International, Inc.
             (Exact Name of Registrant and Specified in its Charter)

              Colorado                                84-0898302
      (State of Incorporation)           (I.R.S. Employer Identification Number)

                                   PO Box 5200
                               Westport, CT 06881
                          (Address of Principal Office)

                                 (203) 454-8831
                         (Registrant's Telephone Number)

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

                               Yes |X|    No |_|

There were 7,481,482 shares of the Registrant's $.01 par value common stock outstanding as of November 10, 2005.

                         TenderCare International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I. Financial Information

     Item 1. Condensed Financial Statements

             Condensed Balance Sheets as of September 30, 2005                 3
             and December 31, 2004

             Condensed Statements of Operations for the three and              5
             nine months ended September 30, 2005 and 2004

             Condensed Statements of Cash Flows for the nine                   6
             months ended September 30, 2005 and 2004

             Notes to Condensed Financial Statements                           7

     Item 2. Management's Discussion and Analysis of Financial Condition       8
             and Results of Operations

     Item 3. Controls and Procedures                                          11

PART II. Other Information

SIGNATURES                                                                    13

SECTION 302 CERTIFICATION                                                     14

SECTION 906 CERTIFICATION                                                     16

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

TenderCare International, Inc.

                                 Balance Sheets

                         Assets                   September 30,    December 31,
                                                      2005             2004
                                                  -------------    ------------
                                                  (Unaudited)

Current assets:
  Cash                                                $74,345         $25,326
  Accounts receivable, net                            352,325         121,170
  Inventories                                         434,572         240,623
  Prepaid advertising and commissions                   3,569          44,006
  Other                                                11,902          12,782
--------------------------------------------------------------------------------
    Total current assets                              876,712         443,907
--------------------------------------------------------------------------------
Property and equipment:
  Land                                                  8,238           8,238
  Assets held for sale                                389,643         389,643
  Machinery and equipment                              16,412          16,412
  Furniture and office equipment                       70,389          70,389
--------------------------------------------------------------------------------
    Totals                                            484,682         484,682
    Less - accumulated depreciation                   169,533         150,331
--------------------------------------------------------------------------------
    Total property and equipment                      315,149         334,351
--------------------------------------------------------------------------------
Other assets:
  Notes receivable - long term                         97,870               0
  Brands and trademarks, net                          186,947         178,425
--------------------------------------------------------------------------------
    Total other assets                                284,817         178,425
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $1,476,678        $956,683
--------------------------------------------------------------------------------

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

                                 Balance Sheets

       Liabilities and Stockholders' Equity       September 30,    December 31,
                                                      2005             2004
                                                  -------------    ------------
                                                   (Unaudited)

Current liabilities:
  Notes payable:
     Mortgage loan - current                       $     8,880     $     7,023
     Related party                                     264,000         100,000
  Accounts payable                                     878,464         515,029
  Accrued and other liabilities:
     Payroll and related taxes                           5,277          17,912
     Taxes other than income taxes                       4,257           5,412
--------------------------------------------------------------------------------
     Total current liabilities                       1,160,877         645,376
--------------------------------------------------------------------------------
Long-term liabilities:
  Mortgage loan - long term                            281,417         288,510
--------------------------------------------------------------------------------
     Total liabilities                               1,442,295         933,886
--------------------------------------------------------------------------------

Stockholders' equity:
  Common stock - $0.01 par value
  authorized - 10,000,000 shares
  Issued and outstanding - 7,481,482
    shares on September 30, 2005
    and 7,530,432 shares on
    December 31, 2004                                   74,815          75,304
  Additional paid-in capital                         7,238,908       7,247,565
  Accumulated deficit                               (7,052,136)     (7,072,869)
--------------------------------------------------------------------------------
  Totals                                               261,586         250,000
  Less: Notes receivable from sale of stock           (227,203)       (227,203)
--------------------------------------------------------------------------------
     Total stockholders' equity (deficit)               34,383          22,797
--------------------------------------------------------------------------------

TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 1,476,678     $   956,683
--------------------------------------------------------------------------------

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Operations
(Unaudited)

                                                               Three months ended                        Nine months ended
                                                                  September 30,                             September 30,
                                                            2005                 2004                2005                   2004
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Net sales                                              $965,916              $804,010            $2,427,800            $2,364,580
  Cost of products sold                                   639,065               625,161             1,724,153             1,726,146
------------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                              326,851               178,849               703,647               638,434

Operating Expenses                                        259,122               210,182               775,148               688,210
------------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                    67,729               (31,333)              (71,501)              (49,776)

Other Income (Expense)
  Other income                                              6,132                 9,100               114,494                80,460
  Interest expense                                         (7,876)               (5,916)              (22,261)              (14,488)
------------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                         $65,985              ($28,149)              $20,732               $16,196
====================================================================================================================================

Basic and diluted income
  per common share                                          $0.01                ($0.00)                $0.00                 $0.00
------------------------------------------------------------------------------------------------------------------------------------

Weighted average
  common shares outstanding                             7,481,482             7,625,982             7,762,945             7,899,908
====================================================================================================================================

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.
Statement of Operations
(Unaudited)

                                                     Nine months ended Sept. 30,
Cash Flows From Operating Activities:                    2005          2004
                                                         ----          ----
  Net income (loss) for the period                    $  20,732     $  16,196
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization                        24,007        14,142
    Changes in assets and liabilities:
      Accounts receivable                              (231,154)       12,998
      Inventories                                      (193,949)       36,998
      Prepaid and other                                 (56,553)       (9,928)
      Accounts payable and accrued liabilities          349,645       (22,327)
--------------------------------------------------------------------------------
  Total adjustments                                    (108,004)       31,883
--------------------------------------------------------------------------------

      Net cash provided by (used in) operating
        activities                                      (87,272)       48,079
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Capital expenditures                                        0       (43,656)
  Brands and Trademark expenditures                     (13,327)        5,496
--------------------------------------------------------------------------------

      Net cash used in investing activities             (13,327)      (38,160)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Cash received from related party                      164,000       100,000
  Purchase of TenderCare common stock                    (9,146)      (40,398)
  Proceeds from (principal payments on)
    long-term debt                                       (5,236)       68,249
--------------------------------------------------------------------------------

      Net cash provided by financing activities         149,618       127,851
--------------------------------------------------------------------------------

Net increase in cash                                     49,019       137,770

Cash:
  Beginning of period                                    25,326        44,959
--------------------------------------------------------------------------------

  End of period                                       $  74,345     $ 182,729
================================================================================

Supplemental disclosure of cash flow
  information:
  Cash paid during the period for interest            $  22,261     $  15,618

See accompanying notes to the condensed interim financial statements.

                         TenderCare International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. Operating results for the nine months ended September 30, 2005 is not necessarily indicative of the operating results for the year ending December 31, 2005.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition, inventories and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Based upon our review, we have determined that these policies remain our most critical accounting policies for the nine month period ended September 30, 2005, and have made no changes to these polices during fiscal 2005.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                                             September 30,        December 31,
                                                 2005                 2004
                                                 ----                 ----
Finished goods                                 $396,150             $202,363
Bags & boxes                                     38,422               38,260
                                               --------             --------
                                               $434,572             $240,623
                                               ========             ========

Note C - Note Payable - Bank

The Company has a mortgage loan with a bank. The loan is secured by accounts receivable, inventory, equipment and the Colorado buildings, and is guaranteed by the Company's officers. The loan maturity date is July 10, 2009 and the interest rate is 7%. The balance at September 30, 2005 was $290,297.

Note D - Income Taxes

There is no provision for income taxes for the nine months ended September 30, 2005 and 2004 due to prior year net operating loss carry forwards offsetting current period taxable income.

Note E - Income per Common Share

Basic income per common share is computed based upon the weighted average number of common shares outstanding during the period, while diluted income per common share considers the effect of common stock equivalents. Basic and diluted income per common share are the same since there are no common stock equivalents.

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

           MATERIAL CHANGES IN FINANCIAL POSITION

           Total assets of the Company increased $414,120 or 39% for the three month period from $1,062,558 at June 30, 2005 to $1,476,678 at
           September 30, 2005. The increase was primarily due to additional inventory and accounts receivable due to enhanced sales.

           Net receivables increased $125,837 or 56% from $226,487 at June 30, 2005 to $352,324 at September 30, 2005. Inventory increased significantly due to expectations of increased consumer demand in the fourth quarter and first quarter of 2006. The inventory purchase was financed by a note payable from a related party. Accounts payable increased by $197,719 from June 30, 2005 to September 30, 2005 due to purchases resulting from significant orders shipped and an increase in inventory.

           Total stockholders' equity increased $64,943 or 206% during the three-month period ended September 30, 2005 due to the current period net profit.

           MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months Ended September 30, 2005 and 2004

           Net sales for the three months ended September 30, 2005 were $965,916 compared to $804,010 for the quarter ended September 30, 2004, an increase of $161,906 or 20%. The increase for the current quarter is a result of increased demand for new

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

           MATERIAL CHANGES IN RESULTS OF OPERATIONS, Cont'd.

           products introduced to the marketplace in early 2005 and a marketing emphasis on the most profitable products. This is consistent with our belief that the restructuring and expansion of our commercial sales force will increase our market share. The Company is positioned with representatives in each of the contiguous United States, Hawaii, Canada, Europe, Australia, New Zealand and the Far East.

           The cost of products sold was $639,065 or 66% of net sales for the quarter ended September 30, 2005, compared to $625,161 or 78% of net sales for the quarter ended September 30, 2004. The gross profit increase for the current quarter results from acceptance of new products and previous promotional programs relative to the introduction of TenderCareDiapers Plus Jumbo Packs.

           Operating expenses increased $48,940 or 23% from $210,182 to $259,122 for the quarter ended September 30, 2004 to $210,182 for quarter ended September 30, 2005. The increase between the respective quarters primarily resulted from the continued relocation of the Colorado warehouse and office to Wisconsin.

           Net income of $65,983 was generated for the quarter ended September 30, 2005, compared to a net loss of $28,149 for the quarter ended September 30, 2004. The current quarter profit primarily resulted from the increase in sales and reduction in cost of goods sold due to the marketing emphasis on most profitable products.

           MATERIAL CHANGES IN RESULTS OF OPERATIONS - Nine Months Ended September 30, 2005 and 2004

           Net sales for the nine months ended September 30, 2005 increased $63,220 or 3% to $2,427,800 from $2,364,580 for the nine months ended September 30, 2004. Cost of goods sold decreased $1,993, or 1%, to $1,724,153 for the nine months ended September 30, 2005 from $1,726,146 for the nine months ended September 30, 2004. The decrease is a result of a restructuring of brands.

           Operating expenses increased $86,938, or 13%, to $775,148 for the nine months ended September 30, 2005 from $688,210 for the nine months ended September 30, 2004. The costs of relocating of the Colorado Call Center and office to Wisconsin continued into the early third quarter.

           Other income increased $34,034 from the first nine months of 2004 to the first nine months of 2005. The increase is primarily due to a judgment awarded to the Company against a former employee calling for monthly installment payments of $750.

           LIQUIDITY AND CAPITAL RESOURCES

           Capital resources on hand at September 30, 2005 include cash of $74,345 and a net working capital deficit of $284,165. This represents an increase of $49,019 (194%) in cash and a decrease of $82,696 (41%) in net working capital as compared to December 31, 2004.

           The Company has a mortgage loan with a bank. The loan is secured by the Colorado buildings, inventory, accounts receivable, and equipment, and is guaranteed by the Company's officers. The loan maturity date is July 10, 2009 and the interest rate is 7%. The balance at September 30, 2005 was $290,297. The company also has a note payable to a related party.

           The Company had no capital expenditures for the quarter ended September 30, 2005.

           The Company believes that its capital resources on hand at September 30, 2005, together with anticipated revenues from product sales, will be sufficient to meet its cash requirements for the year. Adjustments to accounts payment terms and the consolidation of the warehouse facilities may help in the reduction of operating expenses. The Colorado building is listed for sale at $399,000. The estimated selling price of $399,000 is greater then the book value of $291,172. The Company believes no impairment issues exist.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - Not applicable.

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

            TCI anticipates that termination of registration will eliminate annual expenses related to compliance with the Sarbanes-Oxley Act of 2002 and the periodic reporting requirements of the Exchange Act. The Transaction will be submitted to a vote of TCI shareholders at an anticipated special meeting of shareholders to be held in the fourth quarter of 2005.

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

                                              TenderCare International, Inc.

Date: November 14, 2005

                                              /s/ Stu Brown
                                              ----------------------------------
                                              VP, CFO