Form 10QSB
period 2005-09-30
TENDERCARE INTERNATIONAL INC
filed 2005-11-17
CIK 777513

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

       Yes x               No □

There were 7,481,482 shares of the Registrant's $.01 par value common stock outstanding as of November 10, 2005.

1

TenderCare International, Inc.

Condensed Financial Statements

Table of Contents

		PAGE

PART I.	Financial Information

Item 1.	Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2005 and December 31, 2004		3

Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004		5

Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2004		6

Notes to Condensed Financial Statements		7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	11

PART II.	Other Information

SIGNATURES		13

SECTION 302 CERTIFICATION		13

SECTION 906 CERTIFICATION		16

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

TenderCare International, Inc.
Balance Sheets

Assets	September 30, 2005	December 31, 2004
	(Unaudited)

Current assets:
Cash	$74,345	$25,326
Accounts receivable, net	352,325	121,170
Inventories	434,572	240,623
Prepaid advertising and commissions	3,569	44,006
Other	11,902	12,782

Total current assets	876,712	443,907

Property and equipment:
Land	8,238	8,238
Assets held for sale	389,643	389,643
Machinery and equipment	16,412	16,412
Furniture and office equipment	70,389	70,389

Totals	484,682	484,682
Less - accumulated depreciation	169,533	150,331

Total property and equipment	315,149	334,351

Other assets:
Notes receivable - long term	97,870	0
Brands and trademarks, net	186,947	178,425

Total other assets	284,817	178,425

TOTAL ASSETS	$1,476,678	$956,683

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.
Balance Sheets

Liabilities and Stockholders' Equity	September 30, 2005	December 31, 2004
	(Unaudited)

Current liabilities:
Notes payable:
Mortgage loan - current	$ 8,880	$ 7,023
Related party	264,000	100,000
Accounts payable	878,464	515,029
Accrued and other liabilities:
Payroll and related taxes	5,277	17,912
Taxes other than income taxes	4,257	5,412

Total current liabilities	1,160,877	645,376

Long-term liabilities:
Mortgage loan - long term	281,417	288,510

Total liabilities	1,442,295	933,886

Stockholders' equity:
Common stock - $0.01 par value
authorized - 10,000,000 shares
Issued and outstanding - 7,481,482 shares on September 30, 2005
and 7,530,432 shares on December 31, 2004	74,815	75,304
Additional paid-in capital	7,238,908	7,247,565
Accumulated deficit	(7,052,136)	(7,072,869)

Totals	261,586	250,000
Less: Notes receivable from sale of stock	(227,203)	(227,203)

Total stockholders' equity (deficit)	34,383	22,797

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,476,678	$ 956,683

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.
Statement of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues
Net sales	$965,916	$804,010	$2,427,800	$2,364,580
Cost of products sold	639,065	625,161	1,724,153	1,726,146

Gross Margin	326,851	178,849	703,647	638,434

Operating Expenses	259,122	210,182	775,148	688,210

Operating Income (Loss)	67,729	(31,333)	(71,501)	(49,776)

Other Income (Expense)
Other income	6,132	9,100	114,494	80,460
Interest expense	(7,876)	(5,916)	(22,261)	(14,488)

Net Income (loss)	$65,985	($28,149)	$20,732	$16,196

Basic and diluted income
per common share	$0.01	($0.00)	$0.00	$0.00

Weighted average
common shares outstanding	7,481,482	7,625,982	7,762,945	7,899,908

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.
Statement of Operations
(Unaudited)

		Nine months ended Sept. 30,
Cash Flows From Operating Activities:	2005	2004
Net income (loss) for the period	$20,732	$16,196
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,007	14,142
Changes in assets and liabilities:
Accounts receivable	(231,154)	12,998
Inventories	(193,949)	36,998
Prepaid and other	(56,553)	(9,928)
Accounts payable and accrued liabilities	349,645	(22,327)

Total adjustments	(108,004)	31,883

Net cash provided by (used in) operating activities	(87,272)	48,079

Cash Flows from Investing Activities:
Capital expenditures	0	(43,656)
Brands and Trademark expenditures	(13,327)	5,496

Net cash used in investing activities	(13,327)	(38,160)

Cash Flows from Financing Activities:
Cash received from related party	164,000	100,000
Purchase of TenderCare common stock	(9,146)	(40,398)
Proceeds from (principal payments on) long-term debt	(5,236)	68,249

Net cash provided by financing activities	149,618	127,851

Net increase in cash	49,019	137,770

Cash:
Beginning of period	25,326	44,959

End of period	$74,345	$182,729

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 22,261	$ 15,618

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

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value.

Inventory consists of the following:

	September 30,	December 31,
	2005	2004
Finished goods	$396,150	$202,363
Bags & boxes	38,422	38,260
	$434,572	$240,623

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

13

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months Ended September 30, 2005 and 2004

Net sales for the three months ended September 30, 2005 were $965,916 compared to $804,010 for the quarter ended September 30, 2004, an increase of $161,906 or 20%. The increase for the current quarter is a result of increased demand for new products introduced to the marketplace in early 2005 and a marketing emphasis on the most profitable products. This is consistent with our belief that the restructuring and expansion of our commercial sales force will increase our market share. The Company is positioned with representatives in each of the contiguous United States, Hawaii, Canada, Europe, Australia, New Zealand and the Far East.

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

PART II. OTHER INFORMATION, Cont'd.

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
      For the Quarterly period ending September 30, 2005

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

Date: November 14, 2005

/s/ Edward Reiss
Edward Reiss
qo-Chief Executive Officer
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

Date: November 14, 2005

/s/ Stu Brown
Stu Brown
VP, CFO

EXHIBIT 32.1

SECTION 906 CERTIFICATION

The undersigned Chief Executive Officer of TenderCare International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 14, 2005

/s/ Edward Reiss
Edward Reiss
Co-Chief Executive Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

The undersigned Vice-President & CFO of TenderCare International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 14, 2005

/s/ Stu Brown
Stu Brown
VP, CFO