Form 10QSB/A
period 2005-09-30
TENDERCARE INTERNATIONAL INC
filed 2005-12-09
CIK 777513

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

                         TenderCare International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.           Financial Information

     Item 1.      Condensed Financial Statements

                  Condensed Balance Sheets as of September 30, 2005          3
                  and December 31, 2004.

                  Condensed Statements of Operations for the three and       5
                  nine months ended September 30, 2005 and 2004

                  Condensed Statements of Cash Flows for the nine            6
                  months ended September 30, 2005 and 2004

                  Notes to Condensed Financial Statements                    7

     Item 2.      Management's Discussion and Analysis of Financial          8
                  Condition and Results of Operations

     Item 3.      Controls and Procedures                                   11

PART II.          Other Information

SIGNATURES                                                                  13

SECTION 302 CERTIFICATION                                                   13

SECTION 906 CERTIFICATION                                                   16

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

TenderCare International, Inc.

                                 Balance Sheets

                          Assets                   September 30,    December 31,
                                                      2005             2004
                                                  --------------   -------------
                                                   (Unaudited)

Current assets:
  Cash                                             $   74,345      $   25,326
  Accounts receivable, net                            352,324         121,170
  Inventories                                         434,572         240,623
  Prepaid advertising and commissions                   3,569          44,006
  Other                                                11,902          12,782
--------------------------------------------------------------------------------
    Total current assets                              876,712         443,907
--------------------------------------------------------------------------------
Property and equipment:
  Land                                                      0           8,238
  Buildings and leasehold improvements                 40,380         389,643
  Machinery and equipment                              16,412          16,412
  Furniture and office equipment                       70,389          70,389
--------------------------------------------------------------------------------
    Totals                                            127,181         484,682
    Less - accumulated depreciation                    88,329         150,331
--------------------------------------------------------------------------------
    Total property and equipment                       38,852         334,351
--------------------------------------------------------------------------------
Other assets:
  Notes receivable - long term                         97,870               0
  Brands and trademarks, net                          186,947         178,425
  Assets held for sale                                276,297               0
--------------------------------------------------------------------------------
    Total other assets                                561,114         178,425
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $1,476,678      $  956,683
--------------------------------------------------------------------------------

See accompanying notes to the condensed interim consolidated financial statements.

TenderCare International, Inc.

                                 Balance Sheets

     Liabilities and Stockholders' Equity          September 30,   December 31,
                                                       2005            2004
                                                   -------------   ------------
                                                   (Unaudited)
Current liabilities:
  Notes payable:
     Mortgage loan - current                       $     8,880     $     7,023
     Related party                                     264,000         100,000
  Accounts payable                                     878,464         515,029
  Accrued and other liabilities:
     Payroll and related taxes                           5,277          17,912
     Taxes other than income taxes                       4,257           5,412
--------------------------------------------------------------------------------
  Total current liabilities                          1,160,878         645,376
--------------------------------------------------------------------------------
Long-term liabilities:
  Mortgage loan - long term                            281,417         288,510
--------------------------------------------------------------------------------
     Total liabilities                               1,442,295         933,886
--------------------------------------------------------------------------------

Stockholders' equity:
  Common stock - $0.01 par value
  authorized - 10,000,000 shares
  Issued and outstanding - 7,481,482 shares on
      September 30, 2005 and 7,530,432 shares
      on December 31, 2004                              74,815          75,304
  Additional paid-in capital                         7,238,908       7,247,565
  Accumulated deficit                               (7,052,137)     (7,072,869)
--------------------------------------------------------------------------------
  Totals                                               261,586         250,000
  Less: Notes receivable from sale of stock           (227,203)       (227,203)
--------------------------------------------------------------------------------
     Total stockholders' equity                         34,383          22,797
--------------------------------------------------------------------------------
TOTAL LIABILITIES
    AND STOCKHOLDERS' EQUITY                       $ 1,476,678     $   956,683
--------------------------------------------------------------------------------

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Operations
(Unaudited)

                                         Three months ended            Nine months ended
                                             September 30,               September 30,
                                        2005           2004           2005          2004
--------------------------------------------------------------------------------------------
Revenues
  Net sales                         $   965,916    $   804,010    $ 2,427,800    $ 2,364,580
  Cost of products sold                 639,065        625,161      1,724,153      1,726,146
--------------------------------------------------------------------------------------------
Gross Margin                            326,851        178,849        703,647        638,434

Operating Expenses                      259,122        210,182        775,148        688,210
--------------------------------------------------------------------------------------------
Operating Income (Loss)                  67,729        (31,333)       (71,501)       (49,776)

Other Income (Expense)
  Other income                            6,132          9,100        114,494         80,460
  Interest expense                       (7,876)        (5,916)       (22,261)       (14,488)
--------------------------------------------------------------------------------------------
Net Income (loss)                   $    65,985       ($28,149)   $    20,732    $    16,196
============================================================================================
Basic and diluted income
  per common share                  $      0.01         ($0.00)   $      0.00    $      0.00
--------------------------------------------------------------------------------------------
Weighted average
  common shares outstanding           7,481,482      7,625,982      7,762,945      7,899,908
============================================================================================

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Operations
(Unaudited)

                                                                Nine months
                                                               ended Sept. 30,
Cash Flows From Operating Activities:                       2005         2004
                                                         ---------    ---------
  Net income for the period                              $  20,732    $  16,196
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                           24,007       14,142
    Changes in assets and liabilities:
      Accounts receivable                                 (231,154)      12,998
      Inventories                                         (193,949)      36,998
      Prepaid and other                                    (56,553)      (9,928)
      Accounts payable and accrued liabilities             349,645      (22,327)
--------------------------------------------------------------------------------
  Total adjustments                                       (108,004)      31,883
--------------------------------------------------------------------------------
      Net cash provided by (used in) operating
        activities                                         (87,272)      48,079
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Capital expenditures                                           0      (43,656)
  Brands and Trademark expenditures                        (13,327)       5,496
--------------------------------------------------------------------------------
      Net cash used in investing activities                (13,327)     (38,160)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Cash received from related party                         164,000      100,000
  Purchase of TenderCare common stock                       (9,146)     (40,398)
  Proceeds from (principal payments on) long-term debt      (5,236)      68,249
--------------------------------------------------------------------------------
      Net cash provided by financing activities            149,618      127,851
--------------------------------------------------------------------------------
Net increase in cash                                        49,019      137,770

Cash:
  Beginning of period                                       25,326       44,959
--------------------------------------------------------------------------------
  End of period                                          $  74,345    $ 182,729
================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest               $  22,261    $  15,618

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

            The cost of products sold was $639,065 or 66% of net sales for the quarter ended September 30, 2005, compared to $625,161 or 78% of net sales for the quarter ended September 30, 2004. The gross profit increase for the current quarter results from customer acceptance of new products and previous promotional programs relative to the introduction of TenderCareDiapers Plus Jumbo Packs.

            Operating expenses increased $48,940 or 23% from $210,182 for the quarter ended September 30, 2004 to $259,122 for quarter ended September 30, 2005. The increase between the respective quarters primarily resulted from continuing costs of relocation of the Colorado warehouse and office to Wisconsin.

            Net income of $65,985 was generated for the quarter ended September 30, 2005, compared to a net loss of $28,149 for the quarter ended September 30, 2004. The current quarter profit primarily resulted from the increase in sales and reduction in cost of goods sold due to the marketing emphasis on most profitable products.

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

            Operating expenses increased $86,938, or 13%, to $775,148 for the nine months ended September 30, 2005 from $688,210 for the nine months ended September 30, 2004. The costs of relocating of the Colorado warehouse and office to Wisconsin continued into the early third quarter.

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

            The Company believes that its capital resources on hand at September 30, 2005, together with anticipated revenues from product sales, will be sufficient to meet its cash requirements for the year. Adjustments to accounts payment terms and the consolidation of the warehouse facilities may help in the reduction of operating expenses. The Colorado building is listed for sale at $399,000. The estimated selling price of $399,000 is greater then the book value of $268,059. The Company believes no impairment issues exist.

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

                                                  TenderCare International, Inc.

Date: November 14, 2005

                                                  /s/ Stu Brown
                                                  -------------
                                                  VP, CFO