Form 10KSB
period 2005-12-31
TENDERCARE INTERNATIONAL INC
filed 2006-03-31
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                  ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

The Company's revenues from continuing operations for the fiscal year ended December 31, 2005 totaled $3,094,300.

As of March 24, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was $1,645,930.

There were 7,481,432 shares of the Registrant stock $.01 par value common stock outstanding as of March 24, 2006.

                         TenderCare International, Inc.

                                Table of Contents

                                                                            PAGE

PART I
          Item 1.  Description of Business                                     3
          Item 2.  Description of Properties                                   4
          Item 3.  Legal Proceedings                                           4
          Item 4.  Submission of Matters to a Vote of Security Holders         5

PART II
          Item 5.  Market for the Registrant's Common Equity                   5
                   and Related Stockholder Matters
          Item 6.  Management's Discussion and Analysis                        6
          Item 7.  Financial Statements                                        8
          Item 8.  Changes in and Disagreements with Accountants on            8
                   Accounting Financial Disclosure

PART III
          Item 9.  Directors and Executive Officers of the Registrant          8
          Item 10. Executive Compensation                                     10
          Item 11. Security Ownership of Certain Beneficial Owners            10
                   and Management
          Item 12. Certain Relationships and Related Party Transactions       11
          Item 13. Exhibits, Financial Statement Schedules &                  11
                   Reports on Form 8-K
          Item 14. Controls and Procedures                                    12
          Item 15. Principal Accountant Fees and Services                     12

SIGNATURES                                                                    13

SECTION 302 CERTIFICATION                                                     14

SECTION 906 CERTIFICATION                                                     16

Part I

Item 1. DESCRIPTION OF BUSINESS

      General

      TenderCare(R) International, Inc. (the "Company" or "TenderCare"), was incorporated under the laws of the State of Colorado on December 28, 1982, and is in the business of marketing, distributing and selling disposable baby diapers, natural formula wipes and related products under its own branded labels. The NASDAQ trading symbol is TCAR.

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

      TenderCareDiapers Plus (patent pending) Convenience Packs, the only 100% Totally Chlorine-Free WHITE Soft Super Absorbent Disposable Diaper was released to the public in January 2004 along with the Company's new FLUSHABLE Natural Formula TenderCare Wipes. Jumbo Packs of TenderCareDiapers Plus were added to the product line in February 2005. A new warehouse and central distribution center in Eau Claire, WI opened in February 2004.

      Product Description

      The Company currently distributes the following products, all made in the
      USA:

      Tushies(R) (website-tushies.com) - Is the only GEL-FREE alternative disposable diaper with real cotton and non-chlorine bleached woodpulp absorbency blend, cloth-like cover; available in four sizes and is made without artificial chemical absorbents.

      TushiesWipes - Is a natural formula wipe - hypoallergenic, alcohol-free with aloe vera in unscented and lightly scented 80-count tubs and 80-count refills.

      TenderCareDiapers Plus - available in convenience and jumbo packs, the only WHITE 100% totally chlorine-free disposable diaper with premium absorbency. TenderCareDiapers Plus is competitively priced and available in four sizes.

      Flushable TenderCareWipes, natural formula available in 50-count resealable travel pack.

      Patents, Trademarks and Registrations

      The Company currently holds patents in cotton blend and flushable disposable diapers, various trademarks and owns over 50 internet domain names for its products and related baby businesses.

      Competitive Business Conditions

      Within the environmental disposable diaper manufacturing industry, Tushies and TenderCare are unique in the industry that has few, if any, alternatives.

      Sources and Suppliers

      The Company has the ability to use a number of manufacturing suppliers, but has chosen to build strong relationships with its vendors by using exclusive purchasing options. Materials used by the Company are available from a large number of suppliers. The Company has exclusive, long-term manufacturing agreements with its manufacturers.

      Customers

      The Company has a large customer base with a strong mix of health foods stores, diaper services and direct sales through its web sites and Wisconsin based customer service center. The four largest customers each accounted for more than 10% of sales for the year ended December 31, 2005.

      Employees

      As of December 31, 2005, the Company had 5 full-time employees.

Item 2. DESCRIPTION OF PROPERTIES

      The principal office of the Company is leased space located at 3625 N. Hastings Way, Eau Claire, Wisconsin. The Company maintains its mail order, warehouse, and distribution center and phone operations at this location. The Company believes these facilities are in good condition and will be adequate for foreseeable future needs.

      The Company owns a 10,000 square foot facility in Delta, Colorado, secured by a mortgage with WestStar Bank and is on 1.2 acres in an industrial park. The Delta property is presently being leased to a tenant. The sale of this property is scheduled to close in September 2006.

Item 3. LEGAL PROCEEDINGS

      The Company filed a lawsuit against a former employee and received a judgment for $107,000. In January 2005 additional action was taken to secure payment of the judgment. A 10% note receivable was established with interest and principal payments totaling $750 per month. The principal balance of the note receivable was $102,068 at December 31, 2005.

      The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company filed a preliminary proxy statement and Schedule 13E-3 on December 14, 2005. The Board of Directors has authorized, subject to shareholder approval and subsequent final action by our Board of Directors, a 1 for 25,000 reverse stock split of our Common Stock. If consummated, the Reverse Split would be part of a "going private" plan. Following the reverse stock split, we expect there to be fewer than 300 holders of record of our Common Stock, making us eligible to terminate the registration of our Common Stock under the Securities Exchange Act of 1934. We will then file a Form 15 with the Securities and Exchange Commission, terminating the registration of our Common Stock, and our duty to file reports with the SEC under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, will cease, and we will no longer be a reporting company. We will continue operations as a non-reporting corporation.

      The Company's reason for undertaking the Reverse Split and the termination of registration at this time is to enable the Company to better compete in an increasingly competitive market environment by eliminating expenses associated with SEC Reporting Obligations and redirecting management's time currently dedicated to SEC Reporting Obligations to the Company's business operations. The Company expects to file its definitive proxy statement on this matter in April of 2006.

Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's common stock is traded with the symbol TCAR.OB.

      The following table shows the high and low sales prices for each quarter within the last two fiscal years.

            Qtr 1             Qtr 2             Qtr 3             Qtr 4
            -----             -----             -----             -----
        2005     2004     2005     2004     2005     2004     2005     2004
       ------   ------   ------   ------   ------   ------   ------   ------
High   $0.300   $0.590   $0.460   $0.600   $0.290   $0.450   $0.230   $0.450

Low    $0.200   $0.370   $0.200   $0.340   $0.140   $0.320   $0.150   $0.290

      As of December 31, 2005, there were 891 holders of record of the Company's common stock. The Company continues to buy its common stock shares on the open market as well as repurchase its common stock shares from individuals. 49,000 shares were repurchased in 2005. The Company has no outstanding stock options or warrants as of December 31, 2005.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      THIS DISCUSSION OF THE FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE WITHIN THIS ANNUAL REPORT, THE MATERIAL CONTAINED IN THE "RISK FACTORS" AND "DESCRIPTION OF BUSINESS" SECTIONS OF THIS ANNUAL REPORT, AND THE CAUTIONARY DISCLOSURE ABOUT FORWARD-LOOKING STATEMENTS AT THE FRONT OF PART I OF THIS ANNUAL REPORT.

      Critical Accounting Policies

      We prepare our financial statements in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies, the following are particularly important to the portrayal of our results of operations and financial position. They may require the application of a higher level of judgment by TenderCare management, and as a result are subject to an inherent degree of uncertainty. Accounts Receivable. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts based on customer health, and both historical and expected credit loss experience. We write off our accounts receivable when we deem them uncollectible. We record recoveries of accounts receivable previously written off when received.

      Inventories. We state inventories at the lower of cost or market using the first-in, first-out method. Although not currently applicable, lower of cost or market reserves would be provided for slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications. While we expect our sales to grow, a reduction in sales could reduce the demand for our products and may require inventory reserves.

      Impairment of Long-Lived Assets. Long-lived assets at December 31, 2005 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. Set forth below is management's discussion and analysis of the financial condition and results of operations for the fiscal years ended December 31, 2005 and 2004.

      Material Changes in Financial Position

      Total assets of the Company increased 58% from $956,683 at December 31, 2004 to $1,516,091 at December 31, 2005. The increase was primarily due to increased accounts receivable and inventory.

      Net working capital deficit increased $99,095 or 49% from $201,469 at December 31, 2004 to $300,564 at December 31, 2005 primarily due to additional notes payable to related parties.

      Total liabilities at December 31, 2005 were $1,500,181 compared to $933,886 at December 31, 2004, an increase of 61%. The increase was primarily due to additional accounts payable and notes payable to related parties.

      Total stockholders' equity decreased $6,887 or 30% during the year ended December 31, 2005.

      Material Changes in Results of Operations

      Net sales for the year ended December 31, 2005 were $3,094,300 compared to $3,184,003 for the year ended December 31, 2004, a decrease of $89,703 or 3%.

      Gross margin decreased $84,478 or 9% from $993,581 (31%) in 2004 to $909,103 (29%) in 2005. The decrease was primarily due to increased shipping costs.

      Operating expense for the year ended December 31, 2005 decreased 3% from $1,042,734 for the year ended December 31, 2004 compared to $1,025,971 for the year ended December 31, 2005.

      Other income includes a $107,000 judgment awarded to the Company against a former employee calling for monthly payments of $750.

      Net income for the year ended December 31, 2005 was $5,854 as compared to a net income of $17,147 for the year ended December 31, 2004.

      Liquidity and Capital Resources

      At December 31, 2005 the Company had a working capital deficit of $300,564 consisting of $917,795 in current assets and $1,218,359 in current liabilities.

      As of December 31, 2005 the Company's financial obligations consist of notes payable to related parties of $496,000 and a mortgage loan of $288,670. These, along with accounts payable are the only material commitments for the next 12 months. Management believes that its certificate of deposit investment, proceeds from the sale of the Colorado facility which is scheduled to close in September 2006, and earnings of the Company are adequate to meet the needs of its operations and long-term credit requirements.

      Cash at December 31, 2005 decreased $8,169 from December 31, 2004. Net cash used in operating activities was $131,249 for the year ended December 31, 2005 compared to net cash provided by operating activities of $5,508 for the year ended December 31, 2004. The 2005 negative operating cash flow is primarily due to increases in accounts receivable and inventory. Net cash used in investing activities increased by $191,443 due to an investment in a certificate of deposit. Net cash provided by financing activities increased by $339,664 due primarily to proceeds from related party notes payable.

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

Item 7. FINANCIAL STATEMENTS

      Financial statements are included on the following pages numbered F-1 through F-16.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

Part III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names and ages of the directors and officers of the Registrant and their positions and offices presently held are as follows:

      Name                           Age         Position and Period of Service
      ----                           ---         -------------------------------
      Edward Reiss                   68          Director, Chairman of the Board
                                                 and Co-CEO

      Brenda Schenk                  62          Director, President and Co-CEO

      Darin Pratt                    58          Director

      No family relationships exist between any Executive Officer and Director.

      Each director holds office for a three year staggered term. Mr. Reiss' term expires in 2008, Ms. Schenk in 2006 and Mr. Pratt's term expires in 2007.

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

      DARIN PRATT, a Director of the Company since September 2001. Mr. Pratt had served as a director of the Company from December 1982 through December 1989. He has a BS degree from BYU and is President and CEO of Biolite Medical Corporation. Previously Mr. Pratt served as Production and Research Development Manager of TenderCare International, Inc. (formerly RMED International, Inc.), 5 years as Production Manager for Russell Stover Candies and 5 years as an officer with the United States Army.

      Board Committees

      The Board of Directors has an Audit Committee comprised of Ms. Schenk, Mr. Reiss and Mr. Pratt. The responsibilities of the Audit Committee include monitoring Company policies, applicable laws and regulations, adequacy and accuracy of internal systems and controls, the appointment of auditors, acceptance of audits and assisting management's efforts to correct any deficiencies discovered in an audit or supervisory examination.


      COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

      Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in Ownership on Forms 4 or 5 with the Securities and Exchange Commission (SEC). Such officers, directors, and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such person, the Company believes that, during the fiscal year ended December 31, 2005 all Section 16 (a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth for the years ended December 31, 2005, 2004 and 2003 the cash compensation earned by each of Company's chief executive officers and those executive officers that earned in excess of $100,000 for the year ended December 31, 2005

                                                  ------Annual Compensation-----

      Name and
      Principal Position                          Year     Salary ($)   Bonus($)
      ------------------                          ----     ----------   --------
      Edward Reiss                                2005      $135,454        --
      Director, Chairman of the Board             2004      $115,000        --
      & Co-CEO                                    2003      $117,458        --

      Brenda Schenk                               2005      $111,477        --
      Director, President                         2004      $115,000        --
      & Co-CEO                                    2003      $115,104        --


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to those persons who owned beneficially, more than 5% of the $.01 par value common stock of the Company as of December 31, 2005 as reflected in the stock transfer records of the Company, copies of filings on schedule 13-D or 13-G, and otherwise to the Company's knowledge.

      All forms and reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

      Name and Address of               Number of Shares of         Percent of
      Beneficial Owner (1)              Beneficial Ownership (2)    Common Stock
      --------------------              ------------------------    ------------
      Edward Reiss                            1,065,208 (2)               14.24%

      Brenda Schenk                           2,750,221 (3)               36.76%

      All Executive Officers                  3,815,429                   51.00%
      And Directors as a Group

      (1)   The addresses of all individuals are
                                             c/o TenderCare International,
                                             Inc. PO Box 5200 Westport, CT 06881

      (2)   Includes 3,792 shares held in trust for Mr. Reiss's daughter, Ilana.

      (3) Includes 337,500 shares owned by Brandy Enterprises, Ltd., a corporation wholly owned by Ms. Schenk.

      (4)   During 2005 TenderCare repurchased 49,000 shares of stock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      The Company has notes receivable outstanding from the Chairman and President of the Company. The principal balance of the notes was $227,203 at December 31, 2005 and 2004. The notes bear interest at 1% and are due July 2008. The Company has unsecured notes payable to two of the Company's stockholders. The notes are payable on demand and accrue interest at a rate of 7%. The balance of the notes was $496,000 and $100,000 at December 31, 2005 and 2004, respectively. Subsequent to December 31, 2005, the notes receivable were retired by deducting the balance from the notes payable owed to related parties.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents filed as part of this report.

            (1) Financial Statements. The following financial statements are included in Part II, Item 7 of this Annual Report on Form 10-KSB:

                  Report of Wipfli LLP on Financial Statements and Financial Statement Schedule as of December 31, 2005 and 2004 and for the years then ended.

                  Balance Sheets as of December 31, 2005 and 2004.

                  Statements of Income for the years ended December 31, 2005, and 2004.

                  Statements of Stockholders' Equity for the years ended December 31, 2005 and 2004.

                  Statements of Cash Flows for the years ended December 31, 2005 and 2004.

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

            (3)   Exhibits. The following exhibits are included in this report:
                  See "Exhibit Index to Form 10-KSB" immediately following the signature page of this Form 10-KSB.

                  Exhibit No.                             Description
                  --------------------------------------------------------------
                  13.31 Certification of Co-CEO Pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002
                  13.32 Certification of the Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002
                  13.33 Certification of Co-CEO Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
                  13.34 Certification of the Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            The Company filed Form 8-K on June 13, 2005 announcing plans for a reverse stock split. The Company's reason for undertaking the reverse split and the termination of registration at this time is to enable the Company to better compete in an increasingly competitive market environment by eliminating expenses associated with SEC Reporting Obligations and redirecting management's time currently dedicated to SEC Reporting Obligations to the Company's business operations.

Item 14.  CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this report, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in or factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate fees billed by Wipfli LLP for professional services for the audit of the statements of the Company and the reviews of financial statements included in Company's quarterly reports 10-KSB for 2005 were $32,000.

      The aggregate fees billed by Wipfli LLP for tax services for 2005 were $3,900.

                                 TenderCare International, Inc.
                                 Eau Claire, Wisconsin

                                 Financial Statements and Additional Information Years Ended December 31, 2005 and 2004

TenderCare International, Inc.

Financial Statements and Additional Information
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

Table of Contents

Report of Independent Registered Public Accounting Firm .............        F-1

Financial Statements

     Balance Sheets .................................................        F-2

     Statements of Income ...........................................        F-4

     Statements of Stockholders' Equity .............................        F-5

     Statements of Cash Flows .......................................        F-6

     Notes to Financial Statements ..................................        F-7

Additional Information
     Schedule II - Valuation and Qualifying Accounts ................       F-16

[LOGO] WIPFLi LLP 75 YEARS

Report of Independent Registered Public Accounting Firm

Board of Directors
TenderCare International, Inc.
Eau Claire, Wisconsin

We have audited the accompanying balance sheets of TenderCare International, Inc. as of December 31, 2005 and 2004, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TenderCare International, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on page F-16 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring operating losses, negative cash flows from operations, a working capital deficit, and a shareholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Wipfli LLP
---------------------
Wipfli LLP

March 17, 2006, except for Note 18, as to which the date is March 24, 2006 Chippewa Falls, Wisconsin

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

TenderCare International, Inc.

Balance Sheets
December 31, 2005 and 2004
--------------------------------------------------------------------------------


                  Assets                                  2005            2004
--------------------------------------------------------------------------------
Current assets:
  Cash                                                 $   17,157       $ 25,326
  Certificate of deposit                                  220,195              0
  Accounts receivable, less $9,500
    allowance for doubtful accounts                       257,457        121,170
  Inventories                                             376,737        240,623
  Prepaid expenses                                         40,662         47,226
  Notes receivable - Current                                5,587          9,562
--------------------------------------------------------------------------------
    Total current assets                                  917,795        443,907
--------------------------------------------------------------------------------
Property and equipment:
  Land                                                          0          8,238
  Buildings and leasehold improvements                     40,380        389,643
  Machinery and equipment                                  16,412         16,412
  Furniture and office equipment                           70,389         70,389
--------------------------------------------------------------------------------
    Totals                                                127,181        484,682
    Less - accumulated depreciation                        85,154        150,331
--------------------------------------------------------------------------------
      Total property and equipment                         42,027        334,351
--------------------------------------------------------------------------------
  Other assets:
  Brands and trademarks -
    Net of accumulated amortization                       181,716        178,425
  Property held for sale                                  278,072              0
  Notes receivable - Long term                             96,481              0
--------------------------------------------------------------------------------
    Total other assets                                    556,269        178,425
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $1,516,091       $956,683
================================================================================

See accompanying notes to financial statements.

TenderCare International, Inc.

Balance Sheets
December 31, 2005 and 2004
--------------------------------------------------------------------------------


        Liabilities and Stockholders' Equity            2005           2004
--------------------------------------------------------------------------------
Current liabilities:
   Current maturities of note payable - Bank         $     6,848    $     7,023
   Notes payable - Related Parties                       496,000        100,000
   Bank overdraft                                         39,200              0
Accounts payable                                         660,272        515,029
Accrued and other liabilities:
   Payroll & related taxes                                 6,491         17,912
   Taxes other than income taxes                           5,320          5,412
   Other                                                   4,228              0
--------------------------------------------------------------------------------
Total current liabilities                              1,218,359        645,376
--------------------------------------------------------------------------------
Long-term liabilities - Note payable - Bank              281,822        288,510
--------------------------------------------------------------------------------
Total liabilities                                      1,500,181        933,886
--------------------------------------------------------------------------------
Shareholders' equity:
Common stock - $0.01 par value
Authorized - 10,000,000 shares
Issued and outstanding - 7,481,432 shares in 2005
  and 7,530,432 shares in 2004                            74,814         75,304
   Additional paid-in capital                          7,235,314      7,247,565
   Accumulated deficit                                (7,067,015)    (7,072,869)
--------------------------------------------------------------------------------
   Totals                                                243,113        250,000
   Less - Notes receivable from sale of stock           (227,203)      (227,203)
--------------------------------------------------------------------------------
Total stockholders' equity                                15,910         22,797
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,516,091    $   956,683
================================================================================

TenderCare International, Inc.

Statements of Income
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------


                                                        2005           2004
--------------------------------------------------------------------------------
Revenues
  Net sales                                          $ 3,094,300    $ 3,184,003
  Cost of sales                                        2,185,197      2,190,422
--------------------------------------------------------------------------------
Gross profit on sales                                    909,103        993,581
--------------------------------------------------------------------------------
Operating Expenses
   Selling                                               310,028        334,892
   Administrative and general                            715,943        707,842
--------------------------------------------------------------------------------
Total operating expense                                1,025,971      1,042,734
--------------------------------------------------------------------------------
Loss from operations                                    (116,868)       (49,153)

Other Income (deductions):
Interest expense                                         (32,447)       (21,380)
   Interest and dividends                                  5,880          6,978
  Gain on sale of assets                                  33,512         56,508
  Lawsuit settlement                                     107,000         13,333
  Other                                                    8,777         10,861
--------------------------------------------------------------------------------
Net Income                                           $     5,854    $    17,147
================================================================================
 Net income per share - Basic and diluted            $         0    $         0
================================================================================
Weighted average common shares
 outstanding - Basic and diluted                       7,493,813      7,751,807
================================================================================

See accompanying notes to financial statements.

TenderCare International, Inc.

Statements of Stockholders' Equity
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------


                                                                                                              Notes
                                                   Common Stock            Additional                      Receivables
                                                   ------------             Paid-in        Accumulated      from Sale
                                               Shares        Amount         Capital          Deficit         of Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at Dec. 31, 2003                    7,899,908      $ 78,999      $ 7,333,471      ($7,090,016)     ($227,203)     $ 95,251

Purchase of stock                             (369,476)       (3,695)         (85,906)               0              0       (89,601)

Net Income                                           0             0                0           17,147              0        17,147
------------------------------------------------------------------------------------------------------------------------------------

Balances at Dec. 31, 2004                    7,530,432        75,304        7,247,565       (7,072,869)      (227,203)       22,797

Purchase of stock                              (49,000)         (490)         (12,251)               0              0       (12,741)

Net income                                           0             0                0            5,854              0         5,854
------------------------------------------------------------------------------------------------------------------------------------

Balances at Dec. 31, 2005                    7,481,432      $ 74,814      $ 7,235,314      ($7,067,015)     ($227,203)     $ 15,910
====================================================================================================================================

See accompanying notes to financial statements.

TenderCare International, Inc.

Statements of Cash Flows
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------


                                                           2005           2004
--------------------------------------------------------------------------------
Increase (decrease) in cash:
  Cash flows from operating activities:
  Net income                                              $5,854        $17,147
--------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Provision for depreciation and amortization           24,288         22,108
    Gain on sale of assets                               (33,512)       (56,508)
    Changes in operating assets and liabilities:
      Accounts receivable                               (136,287)       120,478
      Inventories                                       (136,114)        32,383
      Prepaid expenses and other                           6,564        (43,150)
      Accounts payable                                   145,243        (92,251)
      Accrued and other liabilities                       (7,285)         5,301
--------------------------------------------------------------------------------
        Total adjustments                               (137,103)       (11,639)
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities     (131,249)         5,508
--------------------------------------------------------------------------------

Cash Flows from investing activities:
  Capital expenditures                                         0        (55,959)
  Brand name and trademarks expenditures                 (13,327)      (119,646)
  Certificate of deposit                                (220,195)             0
  Issuance of note receivable                           (107,000)             0
  Proceeds from notes receivable                          48,006         74,532
--------------------------------------------------------------------------------
  Net cash used in investing activities                 (292,516)      (101,073)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Bank overdraft                                          39,200              0
  Proceeds from bank note payable                              0         72,700
  Proceeds from note payable - Related parties           396,000        100,000
    Principal payments on long-term debt                  (6,863)        (7,167)
    Common stock purchase -
      49,000 and 369,476 shares in
      2005 and 2004, respectively                        (12,741)       (89,601)
--------------------------------------------------------------------------------
  Net cash provided by financing activities              415,596         75,932
--------------------------------------------------------------------------------

Net decrease in cash                                      (8,169)       (19,633)
Cash at beginning                                         25,326         44,959
--------------------------------------------------------------------------------
Cash at end                                              $17,157        $25,326
================================================================================

Supplemental cash flow information:
  Cash paid during the year for interest                 $32,447        $22,510
Noncash investing and financing activities:
  Note receivable exchanged for lawsuit settlement      $107,000             $0

See accompanying notes to financial statements.

TenderCare International, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------


Note 1   Summary of Significant Accounting Policies

      Principal Business Activity

      TenderCare International, Inc. (the "Company" or "TenderCare"), formerly known as RMED International, Inc., markets and distributes its Tushies(R), TenderCare Plus(R), and Mother Nature(R) brand disposable diapers and related products. The Company's diapers are marketed through independent commissioned brokers and sold through health product stores, mail order catalogs, its 800 direct sale number, and via the internet.

      Use of Estimates in Preparation of Financial Statements

      The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

      Cash Equivalents

      The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

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

      The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for potential credit losses was $9,500 as of December 31, 2005 and 2004, and is reflected as an offset to accounts receivable in the accompanying balance sheets.

TenderCare International, Inc.

Notes To Financial Statements
--------------------------------------------------------------------------------


Note 1  Summary of Significant Accounting Policies (Continued)

      Inventories

      Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. Inventories at December 31 consist of the following:

                                                          2005           2004
--------------------------------------------------------------------------------
Diapers and related products                            $355,314       $202,363
Bags and boxes                                            21,423         38,260
--------------------------------------------------------------------------------
Totals                                                  $376,737       $240,623
================================================================================

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

      Buildings                                                         39 years
      Leasehold improvements                                           5-7 years
      Machinery and equipment                                          5-7 years
      Furniture and office equipment                                  5-10 years

      Property Held for Sale

      Property held for sale is stated at the lower of cost or estimated net realizable value and includes certain land and buildings no longer used in the Company's operations.

      Brands and Trademarks

      Brands and trademarks consist of the costs related to developing the MotherNature Diapers and TenderCareDiapers Plus brands and trademarks. The costs of printing plates are carried at cost less accumulated amortization which is calculated on a straight-line basis over fifteen years. Other brands and trademarks costs are not being amortized because they are considered to have a continuing value over an indefinite period. All intangible assets are tested at least annually for impairment. They are considered impaired if the fair value of the brands and trademarks is lower than the cost.

      Amortization expense for intangible assets was $10,036 and $0 in 2005 and 2004, respectively. Amortization expense for the next five years is approximately $9,300 per year.

TenderCare International, Inc.

Notes To Financial Statements
--------------------------------------------------------------------------------


Note 1  Summary of Significant Accounting Policies (Continued)

      Valuation of Long-Lived Assets

      The Company reviews its property, equipment, and intangible assets periodically to determine potential impairment by comparing the carrying value of the property, equipment, and identified intangible assets with the estimated future net discounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that time. No impairment loss was recognized in 2005 or 2004.

      Revenue Recognition

      Product sales are recognized when the product is shipped and all significant obligations of the Company have been satisfied.

      Shipping and Handling

      Revenue received from shipping and handling fees is reflected in net sales. Costs incurred for shipping and handling are reported in cost of sales.

      Stock-Based Compensation

      The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. There were no stock-based awards outstanding at December 31, 2005 and 2004.

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

      Net Income per Share

      The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. There were no common stock equivalents at December 31, 2005 and 2004.

TenderCare International, Inc.

Notes To Financial Statements
--------------------------------------------------------------------------------


Note 2  Liquidity

      As reflected in the accompanying financial statements, the Company has an accumulated deficit of $7,067,015 as of December 31, 2005. In addition, the Company has negative working capital, net operating losses and negative cash flows from operating activities for the year ended December 31, 2005. Management believes projected operating revenues will provide the Company with sufficient liquidity through 2006. If capital requirements vary materially from those currently planned, the Company could require additional related party debt. There can be no assurance that adequate funds will be available when needed or on acceptable terms.

Note 3  Property Held for Sale

      Property held for sale is stated at the lower of cost or estimated net realizable value and includes certain property no longer used in the Company's operations. Total cost, net of accumulated depreciation, of property held for sale was $278,072 at December 31, 2005. The company was actively seeking a buyer and had listed the property for sale as of December 31, 2005. See subsequent event in Note 18.

Note 4  Note Payable - Bank

      The Company has a variable rate bank note payable. Collateral consists of a building and the personal guarantees of the co-CEO's of the Company. Principal and interest are payable monthly, with the final principal and interest payment due on July 10, 2009. The interest rate at December 31, 2005 was 8.25%.

      Required payments of principal on the note payable at December 31, 2005, including current maturities, are summarized as follows:

      2006                                                                $6,848
      2007                                                                 5,999
      2008                                                                 6,513
      2009                                                               269,310
      --------------------------------------------------------------------------
      Total                                                             $288,670
      ==========================================================================

      As further described in Note 3 and Note 18, the building serving as collateral for this note payable is for sale. Upon completion of the sale, a portion of the proceeds will be used to pay off this note payable.

Note 5  Note Payable - Related Party

      The Company has unsecured notes payable to two of the Company's stockholders. The notes are payable on demand and accrue interest at a rate of 7%. The balance of the notes at December 31, 2005 and 2004 was $496,000 and $100,000, respectively.

TenderCare International, Inc.

Notes To Financial Statements
--------------------------------------------------------------------------------


Note 6  Income Taxes

      The provision for income taxes consists of the following:

                                                         2005            2004
      --------------------------------------------------------------------------
      Current tax expense:
        Federal                                         $4,000          $5,000
        State                                            2,000           2,000
      --------------------------------------------------------------------------
      Total current tax expense                          6,000           7,000
      Benefits of operating loss carryforwards          (6,000)         (7,000)
      --------------------------------------------------------------------------
      Total provision for income taxes                      $0              $0
      ==========================================================================

      Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. As of December 31, 2005 and 2004, deferred tax assets were comprised of the following:

                                                         2005            2004
      --------------------------------------------------------------------------
      Deferred tax assets:
      Allowance for accounts receivable                 $3,200          $3,200
      Net operating loss and tax credit carryforwards  987,400       1,005,000
      Valuation allowance                             (990,600)     (1,008,200)
      --------------------------------------------------------------------------
      Net deferred tax asset                                $0              $0
      ==========================================================================

      A valuation allowance has been established to offset deferred tax assets due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company has net operating loss (NOL) carry forwards of approximately $2,854,000 at December 31, 2005, which expire from 2006 through 2020. These NOL's are subject to annual utilization limitations due to prior ownership changes. The Company also has tax credit carryforwards of approximately $17,000 at December 31, 2005, which expire in 2011.

      The provision for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income tax rate of 34% to pretax income as a result of the following differences:

                                                     2005            2004
      --------------------------------------------------------------------------
      Federal statutory rate                 $4,000   34.0 %     $5,000   34.0 %
      Benefits of net operating
        loss carryforwards                   (4,000) (34.0)%     (5,000) (34.0)%
      --------------------------------------------------------------------------
      Provision for income taxes                 $0    0.0 %         $0    0.0 %
      ==========================================================================

TenderCare International, Inc.

Notes To Financial Statements
--------------------------------------------------------------------------------


Note 7  Operating Leases

      Facilities Leased from Others

      The Company leases a warehouse in Wisconsin from one of its suppliers. Rent expense for this warehouse totaled $20,087 and $8,679 in 2005 and 2004, respectively. Monthly payments are based on square footage and are approximately $1,700 per month. The lease expires December 31, 2006.

      Facilities Leased to Others

      The Company leases its Colorado building. The agreement, which expires August 31, 2006, calls for monthly rent payments of $2,000. Rental income totaled $10,000 in 2005 and $0 in 2004.

Note 8  Stock Option Plan

      Incentive Stock Options

      The Company has an incentive stock option plan (the "Plan") for key employees of the Company, consisting of 250,000 shares of common stock. The options are to be granted to employees as determined by a committee administering the Plan. The exercise price of options granted under the Plan cannot be less than the fair market value of the common stock on the date of grant. As of December 31, 2005 and 2004, no options have been granted.

      Stock Appreciation Rights

      Stock Appreciation Rights (SARs) that may be granted, in connection with incentive stock options, would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon the exercise date in stock of the Company or in cash, depending upon the Company's determination. As of December 31, 2005 and 2004, no rights have been granted.

Note 9  Advertising Costs

      The Company expenses advertising costs as incurred. Total advertising costs charged to expense for 2005 and 2004 were $65,707 and $77,557, respectively.

Note 10  Notes Receivable from Sale of Stock

      The Company has notes receivable outstanding from the Chairman and President of the Company. The notes, issued in conjunction with the purchase of common stock, bear interest at 1% and are due in July 2008.

TenderCare International, Inc.

Notes To Financial Statements
--------------------------------------------------------------------------------


Note 11  Lawsuit Settlements

      The Company filed a lawsuit against a former employee and received a judgment for $107,000. In January 2005 additional action was taken to secure payment of the judgment. A 10% note receivable was established, with interest and principal payments totaling $750 per month. The balance of this note receivable was $102,068 at December 31, 2005.

      The Company filed a lawsuit in 2004 due to false advertising claims made by a competitor. In September of 2004 the Company dropped the lawsuit in exchange for $13,333 and an agreement for the defendant to stop the advertising claims.

Note 12  Contingencies

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

Note 13  Concentrations

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of a certificate of deposit and trade receivables. Bank deposits in excess of $100,000 are not insured. The Company grants credit to distributors and retailers for sales of its products. Trade receivables are not collateralized. Bad debt expense has historically not been significant.

Note 14  Major Customers

      In 2005, four major customers accounted for 22%, 13%, 12% and 10% of gross sales aggregating approximately $690,000, $410,000, 364,000 and $317,000, respectively.

      In 2004, four major customers accounted for 16%, 15%, 12%, and 10% of gross sales aggregating approximately $510,000, $466,000, $395,000, and $309,000, respectively.

      The Company had three customers which accounted for 72% and 68% of accounts receivable at December 31, 2005 and 2004, respectively.

      In 2005, three major suppliers accounted for approximately $2,084,000 of purchases. These suppliers accounted for 95% of accounts payable at December 31, 2005.

      In 2004, three major suppliers accounted for approximately $1,872,000 of purchases. These suppliers accounted for 80% of accounts payable at December 31, 2004.

TenderCare International, Inc.

Notes To Financial Statements
--------------------------------------------------------------------------------


Note 15  Disclosures about Fair Value of Financial Instruments

      Due to their short-term nature, the carrying value of TenderCare's current financial assets and liabilities approximates their fair values. The fair value of borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Note 16  Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The adoption of SFAS No. 123R will not impact the Company's financial position or results of operations.

      In November 2004, the FASB issued SFAS No. 151, "Inventory costs." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs, and waste material (spoilage). The statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In November addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have any material impact on our results of operations.

      In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this Statement beginning January 1, 2006.

Note 17  Reclassifications

      Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 classifications.

TenderCare International, Inc.

Notes To Financial Statements
--------------------------------------------------------------------------------


Note 18  Subsequent Events

      Sale of Property

      On February 13, 2006, the Company entered into an agreement to sell property held for sale at December 31, 2005 for $375,000. The sale is scheduled to close in September 2006.

      Retirement of Notes Receivable from Sale of Stock

      On March 24, 2006, the balances of the notes receivable from sale of stock were retired by deducting the balance of the notes payable owed to related parties.

Additional Information
--------------------------------------------------------------------------------

TenderCare International, Inc.

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                                   Charged
                                    Balance at      Charged to     to other                      Balance at
                                   beginning of     costs and     accounts -    Deductions -       end of
Description                           period         expenses      describe       describe         period
-----------------------------------------------------------------------------------------------------------
Reserve for bad debts:

Year ended December 31, 2005          $9,500            $0            $0             $0            $9,500
===========================================================================================================

Year ended December 31, 2004          $9,500            $0            $0             $0            $9,500
===========================================================================================================

See Report of Independent Registered Public Accounting Firm.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 24, 2006.

                                                TenderCare International, Inc.

                                                /s/ Edward Reiss
                                                --------------------------------
                                                Edward Reiss
                                                Co-Chief Executive Officer
                                                (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 24, 2006.

/s/ Edward Reiss                                /s/ Stu Brown
--------------------------------                --------------------------------
Edward Reiss                                    Stu Brown
Co-Chief Executive Officer                      VP, Chief Financial Officer
Director (Principal Financial                   (Principal Executive Officer)
and Accounting Officer)

/s/ Brenda Schenk                              /s/ Darin Pratt
--------------------------------                --------------------------------
Brenda Schenk                                  Darin Pratt
President,                                     Director
Co-Chief Executive Officer
Director