Form 10QSB
period 2006-03-31
TENDERCARE INTERNATIONAL INC
filed 2006-05-15
CIK 777513

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

                  For the quarterly period ended March 31, 2006

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

      Yes [X] No [_]

There were 7,481,432 shares of the Registrant's $.01 par value common stock outstanding as of May 8, 2006.

                         TenderCare International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.     Financial Information

      Item 1.     Condensed Financial Statements

                  Condensed Balance Sheets as of March 31, 2006               3
                  and December 31, 2005.

                  Condensed Statements of Operations for the three            5
                  months ended March 31, 2006 and 2005.

                  Condensed Statements of Cash Flows for the three            6
                  months ended March 31, 2006 and 2005.

                  Notes to Condensed Financial Statements                     7

      Item 2.     Management's Discussion and Analysis of Financial           8
                  Condition and Results of Operations

      Item 3.     Controls and Procedures                                    11

PART II.    Other Information

SIGNATURES                                                                   12

SECTION 302 CERTIFICATION                                                    13

SECTION 906 CERTIFICATION                                                    15

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

TenderCare International, Inc.

                                 Balance Sheets

                                   Assets                March 31,  December 31,
                                                           2006         2005
                                                        -----------------------
                                                        (Unaudited)
Current assets:
Cash                                                    $  123,195   $   17,157
  Certificate of deposit                                   101,219      220,195
  Accounts receivable, Net of $9,500 allowance             314,171      257,457
  Inventories                                              358,816      376,737
  Prepaid expenses                                          22,422       40,662
  Notes receivable - current                                 5,634        5,587
-------------------------------------------------------------------------------
    Total current assets                                   925,457      917,795
-------------------------------------------------------------------------------
Property and equipment:
  Buildings and leasehold improvements                      40,380       40,380
  Machinery and equipment                                   20,912       16,412
  Furniture and office equipment                            70,389       70,389
-------------------------------------------------------------------------------
  Totals                                                   131,681      127,181
  Less - accumulated depreciation                           91,655       85,154
-------------------------------------------------------------------------------
    Total property and equipment                            40,026       42,027
-------------------------------------------------------------------------------
Other assets:
  Brands and trademarks, Net of accumulated
    amortization                                           179,401      181,716
  Property held for sale                                   278,072      278,072
  Notes receivable - Long term                              95,043       96,481
-------------------------------------------------------------------------------
    Total other assets                                     552,516      556,269
-------------------------------------------------------------------------------
TOTAL ASSETS                                            $1,517,999   $1,516,091
-==============================================================================

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

                                 Balance Sheets

      Liabilities and Stockholders' Equity             March 31,    December 31,
                                                         2006           2005
                                                     -----------    ------------
                                                     (Unaudited)

Current liabilities:
Notes payable:
     Mortgage loan - current                         $    12,010    $     6,848
     Related party                                       268,797        496,000
Bank overdraft                                                 0         39,200
Accounts payable                                         703,342        660,272
Accrued and other liabilities:
     Payroll and related taxes                                 0          6,491
     Taxes other than income taxes                         6,113          5,320
     Other                                                 6,585          4,228
--------------------------------------------------------------------------------
  Total current liabilities                              996,847      1,218,359
--------------------------------------------------------------------------------
Long-term liabilities - Note payable - Bank              274,981        281,822
--------------------------------------------------------------------------------
      Total liabilities                                1,271,828      1,500,181
--------------------------------------------------------------------------------
Shareholders' equity:
Common stock - $0.01 par value
   authorized - 10,000,000 shares
   Issued and outstanding - 7,481,432 shares
     on March 31, 2006
      and December 31, 2005                               74,814         74,814
Additional paid-in capital                             7,235,314      7,235,314
Accumulated deficit                                   (7,063,957)    (7,067,015)
--------------------------------------------------------------------------------
   Totals                                                246,171        243,113
   Less: Notes receivable from sale of stock                   0       (227,203)
--------------------------------------------------------------------------------
         Total stockholders' equity                      246,171         15,910
--------------------------------------------------------------------------------
TOTAL LIABILITIES
    AND STOCKHOLDERS' EQUITY                         $ 1,517,999    $ 1,516,091
================================================================================

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Operations
(Unaudited)

                                                         Three months ended
                                                              March 31

                                                         2006           2005
--------------------------------------------------------------------------------
Revenues
  Net sales                                          $   796,155    $   748,090
  Cost of sales                                          542,011        592,678
--------------------------------------------------------------------------------
Gross profit on sales                                    254,144        155,412
--------------------------------------------------------------------------------
Operating Expenses
  Selling                                                 83,093         82,547
  Administrative and general                             166,030        175,413
--------------------------------------------------------------------------------
Total operating expense                                  249,123        257,960
--------------------------------------------------------------------------------
Operating Income (Loss)                                    5,021       (102,548)
Other Income (deductions):
  Other income                                             7,112        116,603
  Interest expense                                        (9,074)        (7,026)
--------------------------------------------------------------------------------
Net Income                                           $     3,058    $     7,029
================================================================================
  Net income per share - Basic and diluted           $      0.00    $      0.00
--------------------------------------------------------------------------------
Weighted average
  common shares outstanding - Basic and diluted        7,481,432      7,523,382
================================================================================

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.
Statement of Operations
(Unaudited)

                                                    Three months ended March 31,

Cash Flows From Operating Activities:                    2006            2005
                                                      ---------       ----------
  Net income for the period                           $   3,058       $   7,029
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         8,816           6,400
    Changes in assets and liabilities:
      Accounts receivable                               (56,714)       (109,277)
      Inventories                                        17,921          32,152
      Prepaid expenses                                   18,240         (89,668)
      Accounts payable and accrued liabilities           39,729         186,353
--------------------------------------------------------------------------------
Total adjustments                                        27,992          25,960
--------------------------------------------------------------------------------
      Net cash provided by operating activities          31,050          32,989
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Proceeds from certificate of deposit                  118,976               0
  Capital expenditures                                   (4,500)              0
  Brands and Trademark expenditures                           0         (13,326)
--------------------------------------------------------------------------------
      Net cash provided by (used in) investing
        activities                                      114,476         (13,326)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from note receivable                           1,391               0
  Purchase of TenderCare common stock                         0            (822)
  Bank overdraft                                        (39,200)              0
  Principal payments on long-term debt                   (1,679)         (1,798)
--------------------------------------------------------------------------------
      Net cash used in financing activities             (39,488)         (2,620)
--------------------------------------------------------------------------------
Net increase in cash                                    106,038          17,043
Cash:
  Beginning of period                                    17,157          25,326
--------------------------------------------------------------------------------
  End of period                                       $ 123,195       $  42,369
================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               $   9,075    $   7,026

Non-cash investing and financing activities:
    Notes receivable from sale of stock of $227,203 were settled with the exchange of related party notes payable.

See accompanying notes to the condensed interim financial statements.

                         TenderCare International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 is not necessarily indicative of the operating results for the year ending December 31, 2006.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition, inventories and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three month period ended March 31, 2006, and have made no changes to these polices during fiscal 2006.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                              March 31,                   December 31,
                                2006                          2005
                              ---------                   ------------
Finished goods                $319,809                     $355,314
Bags & boxes                    39,007                       21,423
                              --------                     --------
                              $358,816                     $376,737
                              ========                     ========

Note C - Note Payable - Bank

The Company has a mortgage loan with a bank. The loan is secured by the Colorado buildings, and is guaranteed by the Company's officers. The loan maturity date is July 10, 2009 and the interest rate is 7%. The balance at March 31, 2006 is $286,991.

Note D - Income Taxes

There is no provision for income taxes for the three months ended March 31, 2006 and 2005 due to prior year net operating loss carry forwards offsetting current period taxable income.

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

            TenderCareDiapers Plus Convenience Packs (patent pending) - the only 100% totally Chlorine-Free WHITE Soft Super Absorbent Disposable diaper along with the Company's new FLUSHABLE Natural Formula TenderCare Wipes are the newest additions to the Company's product line. Jumbo Packs of TenderCareDiapers Plus were added to the product line in February 2005.

            The company leases its warehouse and central distribution center in Eau Claire, Wisconsin.

            MATERIAL CHANGES IN FINANCIAL POSITION

            Total assets of the Company increased $1,908 or .1% for the three month period from $1,516,091 on December 31, 2005 to $1,517,999 on March 31, 2006.

            Net receivables increased $56,714 or 22% from $257,457 on December 31, 2005 to $314,171 on March 31, 2006. Inventory decreased due to sales of product that was stocked up on in 2005. Accounts payable increased by $43,070 from $660,272 on December 31, 2005 to $703,342 on March 31, 2006 due to purchases resulting from significant orders shipped.

            Total stockholders' equity increased $230,261 during the three-month period ended March 31, 2006 due to settlement of the notes receivable from sale of stock.

            MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months Ended March 31, 2006 and 2005.

            Net sales for the three months ended March 31, 2006 were $796,155 compared to $748,090 for the quarter ended March 31, 2005, an increase of $48,065 or 6.4%. The increase for the current quarter is a result of increased demand for new

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

            MATERIAL CHANGES IN RESULTS OF OPERATIONS, Cont'd.

            products introduced to the marketplace in 2005 and a marketing emphasis on the most profitable products. This is consistent with our belief that the restructuring and expansion of our commercial sales force will increase our market share. The Company is positioned with representatives in each of the contiguous United States, Hawaii, Canada, Europe, Australia, New Zealand and the Far East.

            The cost of products sold was $542,011 or 68% of net sales for the quarter ended March 31, 2006, compared to $592,678 or 79% of net sales for the quarter ended March 31, 2005. The gross profit increase for the current quarter results from elimination of lower margin products and customer acceptance of TenderCareDiapers Plus Jumbo Packs.

            Operating expenses decreased $8,837 or 3% from $257,960 for the quarter ended March 31, 2005 to $249,123 for quarter ended March 31, 2006. The decrease between the respective quarters primarily resulted from relocation of the Colorado warehouse and office to Wisconsin.

            Net income of $3,058 was generated for the quarter ended March 31, 2006, compared to net income of $7,029 for the quarter ended March 31, 2005. The current quarter profit primarily resulted from the increase in sales and reduction in cost of goods sold due to the marketing emphasis on most profitable products. The prior quarter's income resulted from income from a lawsuit settlement.

            LIQUIDITY AND CAPITAL RESOURCES

            Capital resources on hand at March 31, 2006 include cash of $123,195 and a net working capital deficit of $71,390. This represents an increase of $229,174 or 188% in net working capital as compared to December 31, 2005 due to settlement of the Notes Receivable from sale of stock with related party notes payable.

            The Company has a mortgage loan with a bank. The loan is secured by the Colorado buildings, and is guaranteed by the Company's officers. The loan maturity date is July 10, 2009 and the interest rate is 7%. The balance at March 31, 2006 is $286,991.

            The Company had capital expenditures of $4,500 for the quarter ended March 31, 2006.

            The Company believes that its capital resources on hand at March 31, 2006, together with anticipated revenues from product sales, will be sufficient to meet its cash requirements for the year.

            The Company has accepted an offer of $375,000 for its Colorado building and expects to close on the sale in the second quarter of 2006. The Company believes no impairment issues exist.

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

        (b) Reports on Form 8-K
            No reports on Form 8-K were filed during the period

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

                                                  TenderCare International, Inc.

Date: May 12, 2006

                                                  /s/ Stu Brown
                                                  -------------
                                                  VP, CFO

Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D.C.

RE: TenderCare International, Inc. - Quarterly Report on Form 10-QSB For the Quarterly period ending March 31, 2006

Ladies and Gentlemen:

      Transmitted herewith are written statements pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 to accompany the above-captioned periodic report.

                                                  Very truly yours,
                                                  TenderCare International, Inc.

                                                  By: /s/ Stu Brown
                                                      -------------------
                                                      Stu Brown, VP & CFO