Form 10QSB
period 2006-06-30
TENDERCARE INTERNATIONAL INC
filed 2006-08-14
CIK 777513

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

 Quarterly Report Pursuant to section 13 or 15(d) Of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

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

      Yes [X]                         No [ ]

There were 7,481,432 shares of the Registrant's $.01 par value common stock outstanding as of August 11, 2006.

                         TenderCare International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.    Financial Information

  Item 1.      Condensed Financial Statements

               Condensed Balance Sheets as of June 30, 2006 and               3
               December 31, 2005.

               Condensed Statements of Operations for the three and six
               months ended June 30, 2006 and 2005                            5

               Condensed Statements of Cash Flows for the six
               months ended June 30, 2006 and 2005                            6

               Notes to Condensed Financial Statements                        7

  Item 2.      Management's Discussion and Analysis of Financial Condition    8
               and Results of Operations

  Item 3.      Controls and Procedures                                       11

PART II.   Other Information

SIGNATURES                                                                   12

SECTION 302 CERTIFICATION

SECTION 906 CERTIFICATION

PART  I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

TenderCare International, Inc.
                                 Balance Sheets

                                                     June 30,       December 31,
                                     Assets            2006             2005
                                                    ----------       -----------
                                                    (Unaudited)
Current assets:
   Cash                                                $53,684           $17,157
   Certificate of deposit                                1,494           220,195
   Accounts receivable, Net of $9,500 allowance        205,168           257,457
   Inventories                                         441,536           376,737
   Prepaid expenses                                     19,957            40,662
   Notes receivable - current                            5,692             5,587
--------------------------------------------------------------------------------
     Total current assets                              727,531           917,795
--------------------------------------------------------------------------------
Property and equipment:
   Buildings and leasehold improvements                 40,380            40,380
   Machinery and equipment                              20,912            16,412
   Furniture and office equipment                       70,389            70,389
--------------------------------------------------------------------------------
   Totals                                              131,681           127,181
   Less - accumulated depreciation                      94,751            85,154
--------------------------------------------------------------------------------
   Total property and equipment                         36,930            42,027
--------------------------------------------------------------------------------
Other assets:
   Brands and trademarks, Net of
    accumulated amortization                           177,081           181,716
   Property held for sale                                    0           278,072
   Notes receivable - Long term                         93,593            96,481
--------------------------------------------------------------------------------
     Total other assets                                270,674           556,269
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $1,035,135        $1,516,091
================================================================================


See accompanying notes to the condensed interim consolidated financial statements.

TenderCare International, Inc.
                                 Balance Sheets
                                                     June 30,       December 31,
        Liabilities and Stockholders' Equity          2006             2005
                                                   ----------        ----------
                                                  (Unaudited)
Current liabilities:
   Notes payable:
        Mortgage loan - current                            $0            $6,848
        Related party                                 128,797           496,000
   Bank overdraft                                           0            39,200
   Accounts payable                                   686,471           660,272
   Accrued and other liabilities:
        Payroll and related taxes                      13,240             6,491
        Taxes other than income taxes                     472             5,320
        Other                                           7,016             4,228
-------------------------------------------------------------------------------
       Total current liabilities                      835,996         1,218,359
-------------------------------------------------------------------------------
   Long-term liabilities - Note payable - Bank              0           281,822
-------------------------------------------------------------------------------
         Total liabilities                            835,996         1,500,181
-------------------------------------------------------------------------------

Stockholders' equity:
   Common stock - $0.01 par value
   authorized - 10,000,000 shares
   Issued and outstanding - 7,481,482 shares
      on June 30, 2006 and December 31, 2005           74,814            74,814
   Additional paid-in capital                       7,235,314         7,235,314
   Accumulated deficit                              7,110,989)       (7,067,015)
-------------------------------------------------------------------------------
   Totals                                             199,139           243,113
   Less: Notes receivable from sale of stock                0         (227,203)
-------------------------------------------------------------------------------
         Total stockholders' equity                   199,139            15,910
-------------------------------------------------------------------------------
TOTAL LIABILITIES
    AND STOCKHOLDERS' EQUITY                       $1,035,135        $1,516,091
===============================================================================



See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Operations
(Unaudited)
                                   Three months ended         Six months ended
                                        June 30,                  June 30,
                                   2006         2005         2006       2005
--------------------------------------------------------------------------------


Net sales                        $693,176     $713,795   $1,489,331  $1,461,885
Cost of products sold             547,999      492,410    1,090,010   1,085,088
--------------------------------------------------------------------------------

Gross Margin                      145,177      221,385      399,321     376,797

Operating Expenses                236,754      267,659      485,877     516,026
--------------------------------------------------------------------------------

Operating Loss                    (91,577)     (46,274)     (86,556)   (139,229)

Other Income (Expense)
   Other income                    53,675        1,351       60,787     108,362
   Interest expense                (9,130)      (7,359)     (18,205)    (14,385)
--------------------------------------------------------------------------------

Net loss                         ($47,032)    ($52,282)    ($43,974)   ($45,252)
================================================================================

Basic and diluted loss
  per common share                 ($0.01)      ($0.01)      ($0.01)     ($0.01)
--------------------------------------------------------------------------------

Weighted average
  common shares outstanding     7,481,432    7,366,089    7,481,432   7,366,089
================================================================================


See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.
Statement of Cash Flows
(Unaudited)

                                                      Six months ended June 30,
Cash Flows From Operating Activities:                   2006           2005
                                                    -----------     -----------
  Net loss for the period                              ($43,974)       ($45,252)
-------------------------------------------------------------------------------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                        14,232          12,801
    Gain on sale of assets                              (46,382)              0
    Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                               52,289        (105,317)
       Inventories                                      (64,799)         59,820
       Prepaid expenses                                  20,705         (77,129)
       Accounts payable and accrued liabilities          30,888         156,861
-------------------------------------------------------------------------------
  Total adjustments                                       6,933          47,036
-------------------------------------------------------------------------------
       Net cash provided by (used in)
        operating activities                            (37,041)          1,784
-------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Proceeds from sale of assets                         324,454               0
   Proceeds from certificate of deposit                 218,701               0
   Capital expenditures                                  (4,500)              0
   Brands and Trademark expenditures                          0         (13,326)
-------------------------------------------------------------------------------
       Net cash provided by (used in)
        investing activities                            538,655         (13,326)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from note receivable                         $2,783               0
   Payments on bank overdraft                          ($39,200)              0
   Purchase of TenderCare common stock                        0          (9,106)
   Principal payments on related party debt            (142,839)              0
   Principal payments on note payable - bank           (285,831)          3,372
-------------------------------------------------------------------------------
       Net cash used in financing activities           (465,087)         (5,734)
-------------------------------------------------------------------------------
Net increase (decrease) in cash                          36,527         (17,276)
Cash:
  Beginning of period                                    17,157          25,326
-------------------------------------------------------------------------------
  End of period                                         $53,684          $8,050
===============================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest          $    18,205     $    14,385

Non-cash investing and financing activities:
  Notes receivable from sale of stock of $227,203 were settled with the exchange of related party notes payable.

See accompanying notes to the condensed interim financial statements.

                         TenderCare International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005. Operating results for the six months ended June 30, 2006 is not necessarily indicative of the operating results for the year ending December 31, 2006.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition, inventories and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Based upon our review, we have determined that these policies remain our most critical accounting policies for the six month period ended June 30, 2006, and have made no changes to these polices during fiscal 2006.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                                     June 30,         December 31,
                                      2006                2005
                                    --------          ------------
Finished goods                      $382,611            $355,314
Bags & boxes                          58,925              21,423
                                    --------            --------
                                    $441,536            $376,737
                                    ========            ========

Note C - Note Payable - Bank

The Company paid its mortgage loan in full on June 16, 2006 with proceeds from the sale of the Colorado property.

Note D - Income Taxes

There is no provision for income taxes for the six months ended June 30, 2006 and 2005 due to prior year net operating loss carry forwards offsetting current period taxable income.

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

           The Company has entered into a contract to make private label baby diapers and baby pull-ups for a large U.S. grocery retailer. Shipments will begin near the end of the third quarter or early fourth quarter.

           MATERIAL CHANGES IN FINANCIAL POSITION

           Total assets of the Company decreased $482,864 or 32% from $1,517,999 at March 31, 2006 to $1,035,135 at June 30, 2006. The decrease was primarily due to redemption of the certificate of deposit and sale of our Colorado buildings and land, from which the proceeds were used to pay off the bank note payable and reduce related party notes payable.

           Accounts receivable decreased $109,003 or 35% from $314,171 at March 31, 2006 to $205,168 at June 30, 2006. Accounts payable decreased by $16,871 from $703,342 on March 31, 2006 to $686,471 at June 30, 2006.
           The decrease in accounts receivable was due to reduced second quarter sales.

           Other assets decreased $281,842 from $552,516 on March 31, 2006 to $270,674 on June 30, 2006 primarily due to the sale of our Colorado buildings and land.

           Total stockholders' equity decreased $47,032 or 19% during the three-month period ended June 30, 2006 due to the current period net loss.

           Net sales for the three months ended June 30, 2006 were $693,176 compared to $713,795 for the quarter ended June 30, 2005, a decrease of $20,619 or 3%. The decrease for the current quarter is a result of slightly lower demand in the home delivery market. The Company now is positioned with representatives in each of the contiguous United States, Hawaii, Alaska, Canada, Europe, the UK, Australia, New Zealand and the Far East.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

           MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months Ended June 30, 2006 and 2005

           The cost of products sold was $547,999 or 79% of net sales for the quarter ended June 30, 2006, compared to $492,410 or 69% of net sales for the quarter ended June 30, 2005. The increased percentage for the current quarter results from short-term promotional opportunities provided to our customers.

           Operating expenses decreased $30,905 or 12% from $267,659 to $236,754 for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The decrease between the respective quarters primarily resulted from internal warehousing efficiencies and a reduction in professional fees related to the decision to terminate the reverse stock split plan.

           An operating loss of $91,577 was generated for the quarter ended June 30, 2006, compared to an operating loss of $46,274 for the quarter ended June 30, 2005. The current quarter loss primarily resulted from the decrease in sales and second quarter special promotional pricing.

           The net loss for the quarter ended June 30, 2006 was $47,032 compared to a net loss of $52,282 for the quarter ended June 30, 2005. The current quarter includes decreased sales and lower gross margins, slightly offset by a gain on the sale of assets.

           MATERIAL CHANGES IN RESULTS OF OPERATIONS - Six Months Ended June 30, 2006 and 2005

           Net sales for the six months ended June 30, 2006 increased $27,446 or 2% to $1,489,331 from $1,461,885 for the six months ended June 30, 2005. Cost of goods sold increased $4,922 to $1,090,010 for the six months ended June 30, 2006 from $1,085,088 for the six months ended June 30, 2005

           Operating expenses decreased $30,149, or 6%, to $485,877 for the six months ended June 30, 2006 from $516,026 for the six months ended June 30, 2005. Decreases in operating expenses are a result of savings by centralizing all our warehousing and distribution services to Wisconsin and by a reduction in professional fees due to the decision to terminate the reverse stock split plan.

           Other income decreased $47,575 from the first six months of 2006 compared to the first six months of 2005. During the first six months of 2005 the Company was awarded a judgment against a former employee calling for monthly installment payments of $750. On June 16, 2006 the Company realized a $46,382 gain on the sale of our Colorado buildings and land.

           LIQUIDITY AND CAPITAL RESOURCES

           Capital resources on hand at June 30, 2006 include cash of $53,684 and a net working capital deficit of $108,465. This represents an increase of $36,527 (213%) in cash and a decrease of $192,099 (64%) in negative working capital as compared to December 31, 2005.

           The Company had a mortgage loan with a bank which was satisfied with proceeds from the sale of the Colorado buildings and land. The loan, secured by the Colorado buildings, inventory, accounts receivable, and equipment, and guaranteed by the Company's officers was paid in full June 16, 2006.

           The Company had no capital expenditures for the quarter ended June 30, 2006.

           The Company believes that its capital resources on hand at June 30, 2006, together with anticipated revenues from product sales, will be sufficient to meet its cash requirements for the year. The new contract to make private label baby diapers and baby pull-ups for a large U.S. Grocery Retailer is expected to substantially increase sales beginning in the fourth quarter of 2006.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable.

Item 5.    OTHER INFORMATION - Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           Item No.        Item                         Method of Filing
           --------        ----                         ----------------
            31.1      Section 302 Certification         Filing herewith
            32.1      Section 906 Certification         Filing herewith

           (b) Reports on Form 8-K

               On April 18, 2006, TenderCare International, Inc. (the "Company") released a press release stating that it had elected to terminate its plans to engage in a 1:25,000 reverse stock split (the "Transaction") of its common stock, $0.01 par value per share. Under the terms of the Transaction, initially announced on June 10, 2005, holders of fractional shares in the reverse split would receive cash in the amount of $0.237 for such fractional shares. If consummated, the Transaction would have reduced the number of Company shareholders of record below 300 and made the Company eligible to terminate its registration under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

               The press release advised shareholders that the Company would remain public and would continue to comply with the requirements of Sarbanes-Oxley Act of 2002 and the reporting requirements of the Exchange Act.

               On July 26, 2006, TenderCare International, Inc. announced it has received a contract to make private label baby diapers and baby pull-ups for a large U.S. grocery retailer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TenderCare International, Inc.

Date:  August 11, 2006

                                                /s/ Stu Brown
                                                --------------------------------
                                                VP, CFO