Form 10QSB
period 2006-09-30
TENDERCARE INTERNATIONAL INC
filed 2006-11-13
CIK 777513

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

                For the quarterly period ended September 30, 2006

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

      Yes [X] No [ ]

There were 7,459,182 shares of the Registrant's $.01 par value common stock outstanding as of November 9, 2006.

                         TenderCare International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.    Financial Information

     Item 1.  Condensed Financial Statements

              Condensed Balance Sheets as of September 30, 2006
              and December 31, 2005.                                          3

              Condensed Statements of Operations for the three and
              nine months ended September 30, 2006 and 2005.                  5

              Condensed Statements of Cash Flows for the nine
              months ended September 30, 2006 and 2005.                       6

              Notes to Condensed Financial Statements                         7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8

     Item 3.  Controls and Procedures                                        11

PART II.   Other Information

SIGNATURES                                                                   12

SECTION 302 CERTIFICATION                                                    13

SECTION 906 CERTIFICATION                                                    16

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

TenderCare International, Inc.

                                 Balance Sheets

                                     Assets         September 30,   December 31,
                                                        2006            2005
                                                    -------------   ------------
                                                    (Unaudited)

Current assets:
  Cash                                              $   34,024      $   17,157
  Certificate of deposit                                 1,508         220,195
  Accounts receivable, Net of $9,500 allowance         485,731         257,457
  Inventories                                          339,219         376,737
  Prepaid expenses                                      28,213          40,662
  Notes receivable - current                            11,006           5,587
--------------------------------------------------------------------------------
    Total current assets                               899,701         917,795
--------------------------------------------------------------------------------
Property and equipment:
  Buildings and leasehold improvements                  40,380          40,380
  Machinery and equipment                               20,912          16,412
  Furniture and office equipment                        70,765          70,389
--------------------------------------------------------------------------------
  otals                                                132,057         127,181
  Less - accumulated depreciation                       97,853          85,154
--------------------------------------------------------------------------------
   Total property and equipment                         34,204          42,027
--------------------------------------------------------------------------------
Other assets:
  Brands and trademarks, Net of accumulated
    amortization                                       186,892         181,716
  Property held for sale                                     0         278,072
  Notes receivable - Long term                          99,614          96,481
--------------------------------------------------------------------------------
    Total other assets                                 286,506         556,269
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $1,220,411      $1,516,091
================================================================================

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

                                 Balance Sheets

       Liabilities and Stockholders' Equity        September 30,   December 31,
                                                       2006             2005
                                                   -------------   ------------
                                                    (Unaudited)
Current liabilities:
  Notes payable:
    Mortgage loan - current                         $        0      $    6,848
    Related party                                      128,797         496,000
  Checks issued in excess of bank balance                    0          39,200
  Accounts payable                                   1,045,170         660,272
  Accrued and other liabilities:
    Payroll and related taxes                            5,558           6,491
    Taxes other than income taxes                          687           5,320
    Other                                                6,587           4,228
--------------------------------------------------------------------------------
    Total current liabilities                        1,186,800       1,218,359
--------------------------------------------------------------------------------
  Long-term liabilities - Note payable - Bank                0         281,822
--------------------------------------------------------------------------------
    Total liabilities                                1,186,800       1,500,181
--------------------------------------------------------------------------------

Stockholders' equity:
  Common stock - $0.01 par value
    authorized - 10,000,000 shares
    Issued and outstanding - 7,459,432 shares
      on September 30, 2006 and 7,481,482
      shares on December 31, 2005                       74,594          74,814
  Additional paid-in capital                         7,225,534       7,235,314
  Accumulated deficit                               (7,266,517)     (7,067,015)
--------------------------------------------------------------------------------
   Totals                                               33,611         243,113
   Less: Notes receivable from sale of stock                 0        (227,203)
--------------------------------------------------------------------------------
    Total stockholders' equity                          33,611          15,910
--------------------------------------------------------------------------------
TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY                          $1,220,411      $1,516,091
================================================================================

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Operations
(Unaudited)

                                           Three months ended               Nine months ended
                                               September 30,                 September 30,
                                           2006           2005            2006            2005
--------------------------------------------------------------------------------------------------

Net sales                                $955,521       $965,916       $2,444,852      $2,427,800
Cost of products sold                     874,851        639,065        1,964,861       1,724,153
--------------------------------------------------------------------------------------------------
Gross Margin                               80,670        326,851          479,991         703,647

Operating Expenses                        238,142        259,122          724,019         775,148
--------------------------------------------------------------------------------------------------
Operating Income (Loss)                  (157,472)        67,729         (244,028)        (71,501)

Other Income (Expense)
  Other income                              5,061          6,132           65,846         114,494
  Interest expense                         (3,117)        (7,876)         (21,322)        (22,261)
--------------------------------------------------------------------------------------------------
Net Income (loss)                       ($155,528)       $65,985        ($199,502)        $20,732
==================================================================================================
Basic and diluted income (loss)
  per common share                         ($0.02)         $0.01           ($0.03)          $0.00
--------------------------------------------------------------------------------------------------
Weighted average
  common shares outstanding             7,459,182      7,481,482        7,459,182       7,762,945
==================================================================================================

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.
Statement of Cash Flows
(Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
Cash Flows From Operating Activities:                      2006         2005

  Net income (loss) for the period                     ($ 199,502)   $   20,732
--------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          19,758        24,007
    Gain on sale of assets                                (51,382)            0
    Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                (228,274)     (231,154)
      Inventories                                          37,518      (193,949)
      Prepaid expenses                                     12,449       (56,553)
      Accounts payable and accrued liabilities            381,692       349,645
--------------------------------------------------------------------------------
  Total adjustments                                       171,761      (108,004)
--------------------------------------------------------------------------------
      Net cash used in operating activities               (27,741)      (87,272)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Proceeds from sale of assets                            329,454             0
  Proceeds from certificate of deposit                    218,687             0
  Capital expenditures                                     (4,877)            0
  Brands and Trademark expenditures                       (12,235)      (13,327)
--------------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities                              531,029       (13,327)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Issuance of note receivable                             (13,175)   $        0
  Proceeds from note receivable                             4,624       164,000
  Checks issued in excess of bank balance                 (39,200)            0
  Purchase of TenderCare common stock                     (10,000)            0
  Principal payments on related party debt               (142,839)       (9,146)
  Principal payments on note payable - bank              (285,831)       (5,236)
--------------------------------------------------------------------------------
      Net cash provided by (used in) financing
        activities                                       (486,421)      149,618
--------------------------------------------------------------------------------
Net increase in cash                                       16,867        49,019
Cash:
  Beginning of period                                      17,157        25,326
--------------------------------------------------------------------------------
  End of period                                        $   34,024    $   74,345
================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $   21,322    $   22,261

Non-cash investing and financing activities:
  Notes receivable from sale of stock of $227,203 were settled with the exchange of related party notes payable.

See accompanying notes to the condensed interim financial statements.

                         TenderCare International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005. Operating results for the nine months ended September 30, 2006 is not necessarily indicative of the operating results for the year ending December 31, 2006.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition, inventories and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Based upon our review, we have determined that these policies remain our most critical accounting policies for the nine month period ended September 30, 2006, and have made no changes to these polices during fiscal 2006.

Note B - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                        September 30,           December 31,
                            2006                    2005
                        -------------           ------------
Finished goods            $277,450                $355,314
Bags & boxes                61,769                  21,423
                          --------                --------
                          $339,219                $376,737
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

            The Company has entered into a contract to make private label baby diapers and baby pull-ups for a large U.S. grocery retailer. Shipments began near the end of the third quarter.

            MATERIAL CHANGES IN FINANCIAL POSITION

            Total assets of the Company increased $185,276 or 18% for the three month period from $1,035,135 at June 30, 2006 to $1,220,411 at
            September 30, 2006. The increase was primarily due to accounts receivable relating to sales of private label diapers and pull-ups. The initial shipments on the Company's new private label contract began at the end of the third quarter.

            Net accounts receivable increased $280,563 or 137% from $205,168 at June 30, 2006 to $485,731 on September 30, 2006. Accounts payable increased by $358,699 from $686,471 on June 30, 2006 to $1,045,170 on September 30, 2006. Both increases were due to increased sales of private label products.

            Other assets increased $15,832 from $270,674 on June 30, 2006 to $286,506 on September 30, 2006 primarily due to additional brands and trademarks relating to the private label contract.

            Total stockholders' equity decreased $165,528 or 83% during the three-month period ended September 30, 2006 due to the current period net loss and repurchase of TenderCare common stock.

            Net sales for the three months ended September 30, 2006 were $955,521 compared to $965,916 for the quarter ended September 30, 2005, a decrease of $10,395 or 1%. New sales on a large private label contract are expected to pick up in the fourth quarter of 2006. The Company now is positioned with representatives in each of the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

            contiguous United States, Hawaii, Alaska, Canada, Europe, the UK, Australia, New Zealand and the Far East.

            MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months Ended September 30, 2006 and 2005

            The cost of products sold was $874,851 or 92% of net sales for the quarter ended September 30, 2006, compared to $639,065 or 66% of net sales for the quarter ended September 30, 2005. The increased percentage for the current quarter results from low initial margins on the private label contract.

            Operating expenses decreased $20,980 or 8% from $259,122 to $238,142 for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2006. The decrease between the respective quarters primarily resulted from internal warehousing efficiencies.

            An operating loss of $157,472 was generated for the quarter ended September 30, 2006, compared to an operating gain of $67,729 for the quarter ended September 30, 2005. The current quarter loss primarily resulted from lower margins, particularly a decrease in gross margin related to initial private label sales. Relocation of all facilities from Colorado to Wisconsin and the investigation into the possibility of taking the company private were non-reoccurring expenses.

            The net loss for the quarter ended September 30, 2006 was $155,528 compared to a net profit of $65,985 for the quarter ended September 30, 2005. The current quarter includes decreased sales and lower gross margins.

            MATERIAL CHANGES IN RESULTS OF OPERATIONS - Nine Months Ended September 30, 2006 and 2005

            Net sales for the nine months ended September 30, 2006 increased $17,052 or 1% to $2,444,852 from $2,427,800 for the nine months ended September 30, 2005. Cost of goods sold increased $240,708 to $1,964,861 for the nine months ended September 30, 2006 from $1,724,153 for the nine months ended September 30, 2005

            Operating expenses decreased $51,129, or 7%, to $724,019 for the nine months ended September 30, 2006 from $775,148 for the nine months ended September 30, 2005. Decreases in operating expenses are a result of savings by centralizing all our warehousing and distribution services to Wisconsin and by a reduction in professional fees due to the second quarter decision to terminate the reverse stock split plan.

            Other income decreased $48,648 from the first nine months of 2005 compared to the first nine months of 2006. During the first nine months of 2005 the Company was awarded a judgment against a former employee calling for monthly installment payments of $750. In 2006 the Company realized a $51,382 gain on the sale of our Colorado buildings and land.

            LIQUIDITY AND CAPITAL RESOURCES

            Capital resources on hand at September 30, 2006 include cash of $34,024 and a net working capital deficit of $279,642. This represents an increase of $16,867 (98%) in cash and a decrease of $20,922 (7%) in negative working capital as compared to December 31, 2005.

            The Company had a mortgage loan with a bank which was satisfied with proceeds from the sale of the Colorado buildings and land. The loan, secured by the Colorado buildings, inventory, accounts receivable, and equipment, and guaranteed by the Company's officers was paid in full on June 16, 2006.

            The Company had $4,877 in capital expenditures for the quarter ended September 30, 2006.

            The Company believes that its capital resources on hand at September 30, 2006, together with anticipated revenues from product sales, will be sufficient to meet its cash requirements for the year. The new contract to make private label baby diapers and baby pull-ups for a large U.S. grocery retailer is expected to substantially increase sales during the fourth quarter of 2006.

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

                                                  TenderCare International, Inc.

Date: November 10, 2006

                                                  /s/ Stu Brown
                                                  -------------
                                                  VP, CFO