Form 10KSB
period 2006-12-31
TENDERCARE INTERNATIONAL INC
filed 2007-04-02
CIK 777513

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

                              3925 N. Hastings Way
                              Eau Claire, WI 54703
                              --------------------
                          (Address of Principal Office)

                                 (715) 833-1750
                                 --------------
                         (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.01 Par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the fiscal year ended December 31, 2006 totaled $3,311,371.

As of March 21, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was $1,845,590.

There were 7,454,582 shares of the Registrant stock $.01 par value common stock outstanding as of March 21, 2007.

                                Table of Contents

                                                                            PAGE

PART I

          Item 1.  Description of Business                                     3

          Item 2.  Description of Properties                                   5

          Item 3.  Legal Proceedings                                           5

          Item 4.  Submission of Matters to a Vote of Security Holders         5

PART II

          Item 5.  Market for the Registrant's Common Equity                   5
                    and Related Stockholder Matters

          Item 6.  Management's Discussion and Analysis                        6

          Item 7.  Financial Statements                                        8

          Item 8.  Changes in and Disagreements with Accountants on
                      Accounting Financial Disclosure                          8


          Item 8A. Controls and Procedures                                     8

          Item 8B. Other Information                                           9

PART III

          Item 9.  Directors and Executive Officers of the Registrant          9

          Item 10. Executive Compensation                                     11

          Item 11. Security Ownership of Certain Beneficial Owners            11
                      and Management

          Item 12. Certain Relationships and Related Party Transactions       12

          Item 13. Exhibits, Financial Statement Schedules & Reports
                      on Form 8-K                                             12

          Item 14. Principal Accountant Fees and Services                     13

SIGNATURES                                                                    14

SECTION 302 CERTIFICATION

SECTION 906 CERTIFICATION

                           FORWARD LOOKING STATEMENTS

Certain statements made in this annual report on Form 10-KSB are "FORWARD-LOOKING STATEMENTS" within the meaning of the private securities litigation reform act of 1995. Forward-looking statement can be identified by terminology such as "May", "Will", "Should", "Expects", "Intends", "Anticipates", "Believes", "Estimates", "Predicts", or "Continue" or the negative of these terms or other comparable terminology. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-look statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

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

           TenderCare has received exclusive North American distributor rights for Earth Friendly Organic Botanical Baby Skincare & Toiletries (www.earthfriendlybabyproducts.com). Earth Friendly Baby is the number one baby toiletries brand sold in Whole Foods U.K. TenderCare has also secured exclusive U.S. distribution rights for GAIA Men's Skin Naturals from Australia - Organic Botanical Men's Skincare & Toiletries (www.gaiamensorganictoiletries.com). GAIA Men's is sold throughout Australia in pharmacies and health products stores.

           TenderCare purchased Rapid Shine Shoe Polisher, the only U.S. made pocket sponge shoe polisher on February 28, 2007. The Rapid Shine formula applies a water-resistant coating to any smooth leather. The sponge is specially formed to "pop up" each time the top is opened.

           Product Description

           The Company currently distributes the following products, all made in the USA:

           Patented Tushies(R) (website-tushies.com) - Is the only GEL-FREE alternative disposable diaper with real cotton and non-chlorine bleached woodpulp absorbency blend, cloth-like cover; available in four sizes and is made without artificial chemical absorbents.

           TushiesWipes - Is a natural formula wipe - hypoallergenic, alcohol-free with aloe vera in unscented and lightly scented 80-count tubs and 80-count refills.

           TenderCareDiapers Plus - the only internationally branded 100% chlorine-free disposable diapers, made with non-bleached and non-chlorine bleached materials with premium absorbency available in convenience and jumbo packs. TenderCareDiapers Plus is competitively priced and available in four sizes.

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

           Customers

           The Company has a large customer base with a strong mix of health foods stores, diaper services and direct sales through its web sites and Wisconsin based customer service center. The two largest customers each accounted for more than 10% of sales for the year ended December 31, 2006.

           Employees

           As of December 31, 2006, the Company had 5 full-time employees.

Item 2.    DESCRIPTION OF PROPERTIES

           The principal office of the Company is leased space located at 3925
           N. Hastings Way, Eau Claire, Wisconsin. The Company maintains its mail order, warehouse, and distribution center and phone operations at this location. The Company believes these facilities are in good condition and will be adequate for foreseeable future needs.

           The Company sold a 10,000 square foot facility in Delta, Colorado on
           1.2 acres in an industrial park. The sale took place on June 16, 2006.

Item 3.    LEGAL PROCEEDINGS

           The Company filed a lawsuit against a former employee and received a judgment for $107,000. In January 2005 additional action was taken to secure payment of the judgment. A 10% note receivable was established with interest and principal payments totaling $750 per month. The principal balance of the note receivable was $96,481 at December 31, 2006.

           TenderCare filed a lawsuit in 2007 against Seventh Generation, Inc. with the United States District Court of Western Wisconsin. The action, case number 07C0093S, is brought under the Lanham Act and seeks to stop Seventh Generation, Inc. from making false and deceptive advertising and promotional claims their products are "chlorine free diapers."

           The Company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Part II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           The Company's common stock is traded with the symbol TCAR.OB.

           The following table shows the high and low sales prices for each quarter within the last two fiscal years.

                Qtr 1             Qtr 2             Qtr 3            Qtr 4
           ---------------   ---------------   ---------------   ---------------
            2006     2005     2006     2005     2006     2005     2006     2005
           ------   ------   ------   ------   ------   ------   ------   ------
    High   $0.240   $0.300   $0.460   $0.460   $0.980   $0.290   $0.840   $0.230

    Low    $0.220   $0.200   $0.240   $0.200   $0.350   $0.140   $0.450   $0.150

           As of December 31, 2006, there were 891 holders of record of the Company's common stock. The Company continues to buy its common stock shares on the open market as well as repurchase its common stock shares from individuals. 26,850 shares were repurchased in 2006 at an average price per share of $0.47. The Company has no outstanding stock options or warrants as of December 31, 2006.

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

           Impairment of Long-Lived Assets. Long-lived assets at December 31, 2006 consist of equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

           Set forth below is management's discussion and analysis of the financial condition and results of operations for the fiscal years ended December 31, 2006 and 2005.

           Material Changes in Financial Position

           Total assets of the Company decreased 41% from $1,516,091 at December 31, 2005 to $898,903 at December 31, 2006. The decrease was primarily due to the sale of our Colorado property.

           Net working capital deficit increased $129,923 or 43% from $300,564 at December 31, 2005 to $430,487 at December 31, 2006 primarily due to the use of certificates of deposit to fund operations.

           Total liabilities at December 31, 2006 were $1,016,895 compared to $1,500,181 at December 31, 2005, a decrease of 32%. The decrease was primarily due to a reduction of notes payable to related parties and the payoff of bank debt with proceeds from the sale of assets.

           Total stockholders' equity decreased $133,902 or 842% during the year ended December 31, 2006.

           Material Changes in Results of Operations

           Net sales for the year ended December 31, 2006 were $3,311,371 compared to $2,981,404 for the year ended December 31, 2005, an increase of $329,967 or 11%.

           Gross margin decreased $356,566 or 45% from $796,207 in 2005 to $439,641 in 2006. The decrease was primarily due to competitive market conditions that prevented price increases to cover additional manufacturing and shipping costs.

           Operating expense for the year ended December 31, 2006 decreased 5% from $913,075 for the year ended December 31, 2005 compared to $954,539 for the year ended December 31, 2006.

           Net loss for the year ended December 31, 2006 was $348,602 as compared to a net income of $5,854 for the year ended December 31, 2005.

           Liquidity and Capital Resources

           At December 31, 2006 the Company had a working capital deficit of $430,487 consisting of $586,408 in current assets and $1,016,895 in current liabilities.

           As of December 31, 2006 the Company's financial obligations consist of notes payable to related parties of $221,797. This, along with accounts payable is the only material commitment for the next 12 months. Management believes that its commitments from a large private label customer and inclusion of several new products are adequate to meet the needs of its operations and long-term credit requirements.

           Cash at December 31, 2006 increased $62,685 from December 31, 2005. Net cash used in operating activities was $65,708 for the year ended December 31, 2006 compared to net cash used in operating activities of $131,249 for the year ended December 31, 2005. The 2006 negative operating cash flow is primarily due to the net operating loss. Net cash provided by investing activities was $515,767 due to the sale of assets in Colorado and use of the certificate of deposit. Net cash used in financing activities was $387,374 due primarily to payments on notes payable.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

Item 8A.   CONTROLS AND PROCEDURES

           EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

           As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the forgoing, our Chief Executive officer and principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

           Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do no justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

           A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

           CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. Except as described above, during the three months ended December 31, 2006, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Item 8B.   OTHER INFORMATION

           None

Part III

Item 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The names and ages of the directors and officers of the Registrant and their positions and offices presently held are as follows:

           Name                  Age          Position and Period of Service
           ----                  ---          ------------------------------
           Edward Reiss          68           Director, Chairman of the Board
                                              and Co-CEO

           Brenda Schenk         63           Director, President and Co-CEO

           Craig Silverman       43           Director

           Mr. Silverman is Mr. Reiss's nephew.

           Each director holds office for a three year staggered term. Mr. Silverman's term expires in 2010, Ms. Schenk's term expires in 2009 and Mr. Reiss' term expires in 2008.

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

           CRAIG SILVERMAN was elected director in February 2007 to complete the unexpired term of Mr. Darin Pratt who passed away. Mr. Silverman is past executive vice-president, product management of Symphony Technology Group of Palo Alto, CA. He has deep expertise in core Retail & CPG Business Processes, sales management and creator of innovative solutions adopted by leading companies.

           Code of Business Conduct and Ethics

           We have adopted an employee policy called the "Code of Business Conduct and Ethics." This policy states our policies on, among other things, complying with laws, fair dealing, confidentiality and insider trading. The Code of Business Conduct and Ethics applies to all employees including our executive officers. This policy also creates an enforcement procedure in which employees are able to submit reports or inquiries to the Audit Committee, on a strictly confidential basis, for the committee's independent investigation. A copy of the Company's Code of Business Conduct and Ethics may be obtained free of charge by writing to us.

           Board Committees

           The Board of Directors has an Audit Committee comprised of Ms. Schenk, Mr. Reiss and Mr. Silverman. The responsibilities of the Audit Committee include monitoring Company policies, applicable laws and regulations, adequacy and accuracy of internal systems and controls, the appointment of auditors, acceptance of audits and assisting management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

           Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in Ownership on Forms 4 or 5 with the Securities and Exchange Commission (SEC). Such officers, directors, and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such person, the Company believes that, during the fiscal year ended December 31, 2006 all Section 16 (a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

Item 10.   EXECUTIVE COMPENSATION

           The following table sets forth for the years ended December 31, 2006, 2005 and 2004 all compensation earned by each of Company's chief executive officers and those executive officers that earned in excess of $100,000 for the year ended December 31, 2006.

                                                    --------Annual Compensation---------
           Name and                                                      Option
           Principal Position                Year   Salary($)  Bonus($)  Awards    Other      Total
           ------------------                ----   ---------  --------  ------    -----      -----
           Edward Reiss                      2006   $140,000      --      --(1)  $ 12,664   $152,664
           Director, Chairman of the Board   2005    135,454      --      --       12,664    148,118
           & Co-CEO                          2004    115,000      --      --       12,664    127,664

           Brenda Schenk                     2006   $130,385      --      --(2)  $ 18,255    148,640
           Director, President               2005    111,477      --      --       14,356    125,833
           & Co-CEO                          2004    115,000      --      --       12,164    127,164

           (1) Life insurance premiums. (2) Health insurance premiums.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information with respect to those persons who owned beneficially, more than 5% of the $.01 par value common stock of the Company as of December 31, 2006 as reflected in the stock transfer records of the Company, copies of filings on schedule 13-D or 13-G, and otherwise to the Company's knowledge.

           All forms and reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

           Name and Address of            Number of Shares of       Percent of
           Beneficial Owner(1)            Beneficial Ownership(2)   Common Stock
           -------------------            -----------------------   ------------
           Edward Reiss                   1,222,116(2)              16.40%

           Brenda Schenk                  2,750,221(3)              36.90%

           All Executive Officers         3,972,337                 53.30%
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

           (4) During 2006 TenderCare repurchased 26,850 shares of stock.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

           The Company had notes receivable at December 31, 2005 from the Chairman and President of the Company. The principal balance of the notes was $0 and $227,203 at December 31, 2006 and 2005, respectively. The Company also has unsecured notes payable to the Chairman and President. The notes are payable on demand and accrue interest at a rate of 7%. The balance of the notes was $221,797 at December 31, 2006 and $496,000 at December 31, 2005. During 2006 the notes receivable were retired by deducting the balance from the notes payable owed to related parties.

Item 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) Documents filed as part of this report.

               (1) Financial Statements. The following financial
                   statements are included in Part II, Item 7 of this Annual Report on Form 10-KSB:

                   Report of Wipfli LLP on Financial Statements and Financial Statement Schedule as of December 31, 2006 and 2005 and for the years then ended.

                   Balance Sheets as of December 31, 2006 and 2005.

                   Statements of Income for the years ended December 31, 2006 and 2005.

                   Statements of Stockholders' Equity for the years ended December 31, 2006 and 2005.

                   Statements of Cash Flows for the years ended December 31, 2006 and 2005.

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

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, cont'd

               (3) Exhibits. The following exhibits are included in this
                   report: See "Exhibit Index to Form 10-KSB" immediately following the signature page of this Form 10-KSB.

                   Exhibit No.   Description
                   -----------   -----------

                   13.31 Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   13.32 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   13.33 Certification of Co-CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   13.34 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b) Reports on Form 8-K

           On July 26, 2006 TenderCare International, Inc. released a press release stating that it has received a contract to make private label baby diapers and baby pull-ups for a large U.S. Grocery Retailer.

           On April 18, 2006 TenderCare International, Inc. released a press release stating that it had elected to terminate its plans to engage in a 1:25,000 reverse stock split of its common stock, $0.01 par value per share. Under the terms of the Transaction, initially announced on June 10, 2006, holders of fractional shares in the reverse split would receive cash in the amount of $0.237 for such fractional shares. If consummated, the Transaction would have reduced the number of Company shareholders of record below 300 and made the Company eligible to terminate its registration under the Securities Exchange Act of 1934, as amended. The press release advised shareholders that the Company would remain public and would continue to comply with the requirements of Sarbanes-Oxley Act of 2002 and the reporting requirements of the Exchange Act.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The aggregate fees billed by Wipfli LLP for professional services for the audit of the statements of the Company and the reviews of financial statements included in Company's quarterly reports on Form 10-QSB were $33,455 and $32,000 in 2006 and 2005, respectively. The aggregate fees billed by Wipfli LLP for tax services were $4,300 and $3,900 in 2006 and 2005, respectively.

           The Audit Committee generally approves all engagements of the independent registered accounting firm in advance including approval of the related fees. The Audit Committee approves an annual budget (and may from time to time approve amendments), which specifies projects and the approved levels of fees for each. To the extent that items are not covered in the annual budget or fees exceed the budget, management must have them approved by the Audit Committee or, if necessary between Committee meetings, by the Audit Committee chairman on behalf of the Committee.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2007.

                                            TenderCare International, Inc.

                                            /s/ Edward Reiss
                                            ------------------------------
                                            Edward Reiss
                                            Co-Chief Executive Officer
                                            (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2007.

      /s/ Edward Reiss                      /s/ Stu Brown
      -------------------------------       ------------------------------
      Edward Reiss                          Stu Brown
      Co-Chief Executive Officer            VP, Chief Financial Officer
      Director                              (Principal Financial and Accounting
      (Principal Executive Officer)          Officer)

      /s/ Brenda Schenk                     /s/ Craig Silverman
      -------------------------------       ------------------------------
      Brenda Schenk                         Craig Silverman
      President, Co-Chief Executive         Director
      Officer, Director

                                 TenderCare International, Inc.
                                 Eau Claire, Wisconsin

                                 Financial Statements and Additional Information Years Ended December 31, 2006 and 2005

TenderCare International, Inc.

Financial Statements and Additional Information
Years Ended December 31, 2006 and 2005
--------------------------------------------------------------------------------

Table of Contents

Report of Independent Registered Public Accounting Firm.....................F-1

Financial Statements

     Balance Sheets.........................................................F-2

     Statements of Operations...............................................F-4

     Statements of Stockholders' Equity (Deficit)...........................F-5

     Statements of Cash Flows...............................................F-6

     Notes to Financial Statements..........................................F-7

Additional Information

     Schedule II - Valuation and Qualifying Accounts.......................F-16

[LOGO] WIPFLi LLP

Report of Independent Registered Public Accounting Firm

Board of Directors
TenderCare International, Inc.
Eau Claire, Wisconsin

We have audited the accompanying balance sheets of TenderCare International, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TenderCare International, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Wipfli LLP

Wipfli LLP

March 28, 2007
Chippewa Falls, Wisconsin

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

TenderCare International, Inc.

Balance Sheets
December 31, 2006 and 2005
--------------------------------------------------------------------------------

                   Assets                                   2006         2005
--------------------------------------------------------------------------------

Current assets:
  Cash                                                   $   79,842   $   17,157
  Certificate of deposit                                      5,185      220,195
  Accounts receivable, less $9,500 allowance
    for doubtful accounts                                   239,407      257,457
  Inventories                                               225,104      376,737
  Prepaid expenses                                           25,720       40,662
  Notes receivable - Current                                 11,150        5,587
--------------------------------------------------------------------------------
    Total current assets                                    586,408      917,795
--------------------------------------------------------------------------------

Property and equipment:
  Buildings and leasehold improvements                       40,380       40,380
  Machinery and equipment                                    13,247       16,412
  Furniture and office equipment                             70,766       70,389
--------------------------------------------------------------------------------
  Totals                                                    124,393      127,181
  Less - accumulated depreciation                            93,093       85,154
--------------------------------------------------------------------------------
    Total property and equipment                             31,300       42,027
--------------------------------------------------------------------------------

Other assets:
  Brands and trademarks - Net of
    accumulated amortization                                184,417      181,716
  Property held for sale                                          0      278,072
  Notes receivable - Long term                               96,778       96,481
--------------------------------------------------------------------------------
    Total other assets                                      281,195      556,269
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $  898,903   $1,516,091
================================================================================

See accompanying notes to financial statements.

TenderCare International, Inc.

Balance Sheets
December 31, 2006 and 2005
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficit)           2006           2005
--------------------------------------------------------------------------------

Current liabilities:
   Current maturities of note payable - Bank          $         0   $     6,848
   Notes payable - Related parties                        221,797       496,000
   Bank overdraft                                               0        39,200
   Accounts payable                                       778,589       660,272
   Accrued and other liabilities:
     Payroll & related taxes                               15,775         6,491
     Taxes other than income taxes                            734         5,320
     Other                                                      0         4,228
--------------------------------------------------------------------------------
     Total current liabilities                          1,016,895     1,218,359
--------------------------------------------------------------------------------
   Long-term liabilities - Note payable - Bank                  0       281,822
--------------------------------------------------------------------------------
     Total liabilities                                  1,016,895     1,500,181
--------------------------------------------------------------------------------

Shareholders' equity:
   Common stock - $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 7,454,582 shares in 2006
     and 7,481,432 shares in 2005                          74,546        74,814
   Additional paid-in capital                           7,223,079     7,235,314
   Accumulated deficit                                 (7,415,617)   (7,067,015)
--------------------------------------------------------------------------------
     Totals                                              (117,992)      243,113
     Less - Notes receivable from sale of stock                 0      (227,203)
--------------------------------------------------------------------------------
       Total stockholders' equity (deficit)              (117,992)       15,910
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $   898,903   $ 1,516,091
================================================================================

TenderCare International, Inc.

Statements of Operations
Years Ended December 31, 2006 and 2005
--------------------------------------------------------------------------------

                                                         2006           2005
--------------------------------------------------------------------------------
Revenues
  Net sales                                          $3,311,371     $3,094,300
  Cost of sales                                       2,871,730      2,185,197
--------------------------------------------------------------------------------
Gross profit on sales                                   439,641        909,103
--------------------------------------------------------------------------------
Operating Expenses
  Selling                                               185,138        310,028
  Administrative and general                            641,153        715,943
--------------------------------------------------------------------------------
Total operating expense                                 826,291      1,025,971
--------------------------------------------------------------------------------
Loss from operations                                   (386,650)      (116,868)

Other Income (deductions):
  Interest expense                                      (24,964)       (32,447)
  Interest and dividends                                  5,676          5,880
  Gain on sale of assets                                 42,279         33,512
  Lawsuit settlement                                          0        107,000
  Other                                                  15,057          8,777
--------------------------------------------------------------------------------
Net income (loss)                                    $ (348,602)    $    5,854
================================================================================
Net income (loss) per share - Basic and diluted      $    (0.05)    $     0.00
================================================================================
Weighted average common shares outstanding -
  Basic and diluted                                   7,472,089      7,493,813
================================================================================

See accompanying notes to financial statements.

TenderCare International, Inc.

Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2006 and 2005
--------------------------------------------------------------------------------

                                                                                                            Notes
                                            Common Stock            Additional                            Receivables
                                       ----------------------         Paid-in          Accumulated       from Sale of
                                       Shares          Amount         Capital            Deficit            Stock          Total
----------------------------------------------------------------------------------------------------------------------------------
Balances at Dec. 31, 2004                7,530,432       $75,304        $7,247,565         ($7,072,869)    ($227,203)     $22,797

Purchase of stock                          (49,000)         (490)          (12,251)                  0             0      (12,741)

Net income                                       0             0                 0               5,854             0        5,854
----------------------------------------------------------------------------------------------------------------------------------

Balances at Dec. 31, 2005                7,481,432        74,814         7,235,314          (7,067,015)     (227,203)      15,910

Purchase of stock                          (26,850)         (268)          (12,235)                  0             0      (12,503)
Settlement of notes receivable                   0             0                 0                   0       227,203      227,203
Net loss                                         0             0                 0            (348,602)            0     (348,602)
----------------------------------------------------------------------------------------------------------------------------------

Balances at Dec. 31, 2006                7,454,582       $74,546        $7,223,079         ($7,415,617)           $0    ($117,992)
==================================================================================================================================

See accompanying notes to financial statements.

TenderCare International, Inc.

Statements of Cash Flows
Years Ended December 31, 2006 and 2005
--------------------------------------------------------------------------------

                                                           2006          2005
--------------------------------------------------------------------------------
Increase (decrease) in cash:
  Cash flows from operating activities:
    Net income (loss)                                    ($348,602)   $   5,854
--------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash
     used in operating activities:
      Provision for depreciation and amortization           21,762       24,288
      Gain on disposal of assets                           (42,279)     (33,512)
      Changes in operating assets and liabilities:
        Accounts receivable                                 18,051     (136,287)
        Inventories                                        151,633     (136,114)
        Prepaid expenses and other                          14,942        6,564
        Accounts payable                                   118,315      145,243
        Accrued and other liabilities                          470       (7,285)
--------------------------------------------------------------------------------
           Total adjustments                               282,894     (137,103)
--------------------------------------------------------------------------------

Net cash used in operating activities                      (65,708)    (131,249)
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                      (4,877)           0
  Brand name and trademarks expenditures                   (12,234)     (13,327)
  Proceeds from sale of assets                             323,728            0
  Proceeds from certificate of deposit                     215,009     (220,195)
  Issuance of note receivable                              (13,175)    (107,000)
  Proceeds from notes receivable                             7,316       48,006
--------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities      515,767     (292,516)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Bank overdraft                                           (39,200)      39,200
  Net change in related party debt                         (47,000)     396,000
  Principal payments on long-term debt                    (288,670)      (6,863)
  Common stock purchase - 26,850 shares in 2006
    and 49,000 in 2005, respectively                       (12,504)     (12,741)
--------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities     (387,374)     415,596
--------------------------------------------------------------------------------
Net increase (decrease) in cash                             62,685       (8,169)
Cash at beginning                                           17,157       25,326
--------------------------------------------------------------------------------
Cash at end                                              $  79,842    $  17,157
================================================================================
Supplemental cash flow information:
  Cash paid during the year for interest                 $  24,964    $  32,447

Noncash investing and financing activities:
  Note receivable exchanged for lawsuit settlement       $       0    $ 107,000
  Notes receivable from sale of stock was settled
    with exchange of related party notes payable           227,203            0

See accompanying notes to financial statements.

TenderCare International, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1      Summary of Significant Accounting Policies

            Principal Business Activity

            TenderCare International, Inc. (the "Company" or "TenderCare"), formerly known as RMED International, Inc., markets and distributes Tushies(R), TenderCare Plus(R), and Mother Nature(R) brand disposable diapers and related products. The Company's diapers are marketed through independent commissioned brokers and sold through health product stores, mail order catalogs, its 800 direct sale number, and via the internet.

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

            The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for potential credit losses was $9,500 as of December 31, 2006 and 2005, and is reflected as an offset to accounts receivable in the accompanying balance sheets.

TenderCare International, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1      Summary of Significant Accounting Policies (Continued)

            Inventories

            Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. Inventories at December 31 consist of the following:

                                                  2006        2005
            --------------------------------------------------------

            Diapers and related products        $201,405    $355,314
            Bags and boxes                        23,699      21,423
            --------------------------------------------------------
            Totals                              $225,104    $376,737
            ========================================================

            Property, Equipment, and Depreciation

            Property and equipment are valued at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income. Depreciation is computed on the straight-line method for financial reporting purposes, based on the estimated useful lives of the assets, which are as follows:

            Buildings                                       39 years
            Leasehold improvements                           5 years
            Machinery and equipment                        5-7 years
            Furniture and office equipment                5-10 years

            Property Held for Sale

            Property held for sale at December 31, 2005 is stated at the lower of cost or estimated net realizable value and includes certain land and buildings no longer used in the Company's operations.

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

            Amortization expense for intangible assets was $9,533 and $10,036 in 2006 and 2005, respectively. Amortization expense for the next five years is approximately $9,500 per year.

TenderCare International, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1      Summary of Significant Accounting Policies (Continued)

            Valuation of Long-Lived Assets

            The Company reviews its property, equipment, and intangible assets periodically to determine potential impairment by comparing the carrying value of the property, equipment, and identified intangible assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the fair value be less than the carrying value, the Company would recognize an impairment loss at that time. No impairment loss was recognized in 2006 or 2005.

            Revenue Recognition

            Product sales are recognized when the product is shipped and all significant obligations of the Company have been satisfied.

            Shipping and Handling

            Revenue received from shipping and handling fees is reflected in net sales. Costs incurred for shipping and handling are reported in cost of sales.

            Stock-Based Compensation

            Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (SPB Opinion No. 25). Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. There were no stock-based awards outstanding at December 31, 2006 and 2005.

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

TenderCare International, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1      Summary of Significant Accounting Policies (Continued)

            Net Income per Share

            The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. There were no common stock equivalents at December 31, 2006 and 2005.

Note 2      Going Concern

            As reflected in the accompanying financial statements, the Company has an accumulated deficit of $7,417,599 as of December 31, 2006. In addition, the Company has negative working capital, net operating losses and negative cash flows from operating activities for the year ended December 31, 2006. Management believes projected operating revenues will provide the Company with sufficient liquidity through 2007. If capital requirements vary materially from those currently planned, the Company could require additional related party debt. There can be no assurance that adequate funds will be available when needed or on acceptable terms.

Note 3 Property Held for Sale OF THE COMPANY'S STOCKHOLDERS. THE NOTES ARE PAYABLE ON DEMAND AND ACCRUE INTEREST AT A RATE OF 7%. THE BALANCE OF THE NOTES AT DECEMBER 31, 2006 AND 2005 WAS $221,797 AND $496,000, RESPECTIVELY. INTEREST EXPENSE TOTALED $12,139 AND $10,607 IN 2006 AND 2

            Property held for sale at December 31, 2005 was stated at the lower of cost or estimated net realizable value. Total cost, net of accumulated depreciation, of property held for sale was $278,072 at December 31, 2005. The property was sold in 2006.

Note 4      Note Payable - Bank

            The Company had a variable rate bank note payable at December 31, 2005. Collateral consisted of a building and the personal guarantees of the co-CEO's of the Company. This note was paid in 2006 with proceeds from the sale of the related property.

Note 5      Note Payable - Related Party

            The Company has unsecured notes payable to two 005, respectively.

TenderCare International, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 6      Income Taxes

            The provision (benefit) for income taxes consists of the following:

                                                           2006        2005
            ------------------------------------------------------------------
            Current tax expense (benefit):
              Federal                                    $      0    $  4,000
              State                                             0       2,000
            ------------------------------------------------------------------
            Total current tax expense                           0       6,000
            ------------------------------------------------------------------
            Total deferred expense                         83,500           0
            Decrease in valuation allowance               (83,500)          0
            Benefits of operating loss carryforwards            0      (6,000)
            ------------------------------------------------------------------
            Total provision (benefit) for income taxes   $      0    $      0
            ==================================================================

            Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to the deferred tax assets and liabilities are depreciation, allowance for accounts receivable, general business credit carry forwards, and federal and state net operating loss carry forwards. As of December 31, 2006 and 2005, deferred tax liabilities and assets were as follows:

                                                           2006         2005
            -------------------------------------------------------------------
            Deferred tax liabilities                   $   4,300    $   5,400
            Deferred tax assets                         (906,000)    (990,600)
            Valuation allowance                          901,700      985,200
            -------------------------------------------------------------------
            Total                                      $       0    $       0
            ===================================================================

            A valuation allowance has been established to offset deferred tax assets due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company has net operating loss (NOL) carry forwards of approximately $2,608,000 at December 31, 2006, which expires from 2007 through 2020. These NOL's are subject to annual utilization limitations due to prior ownership changes. The Company also has tax credit carryforwards of approximately $17,000 at December 31, 2006, which expires in 2011.

            The provision for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income tax rate of 34% to pretax income as a result of the following differences:

                                                                      2006                   2005
            ---------------------------------------------------------------------------------------------
            Federal statutory rate                          ($118,525)    (34.0)%   $  4,000      34.0%
            Decrease in valuation allowance                   (83,500)    (24.0)%          0       0.0%
            Expiration of net operating loss carryforwards    202,025      58.0%           0       0.0%
            Benefits of net operating loss carryforwards            0       0.0%      (4,000)    (34.0)%
            ---------------------------------------------------------------------------------------------
            Provision for income taxes                       $      0       0.0%    $      0       0.0%
            =============================================================================================

TenderCare International, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------
Note 7      Operating Leases

            Facilities Leased from Others

            The Company leases a warehouse in Wisconsin. Rent expense for this warehouse totaled $19,611 and $20,087 in 2006 and 2005, respectively. Monthly payments vary based on square footage occupied and are approximately $1,600 per month. The lease expires December 31, 2007.

            Facilities Leased to Others

            The Company leased its Colorado building prior to selling it in 2006. The agreement called for monthly rent payments of $2,000. Rental income totaled $14,000 in 2006 and $10,000 in 2005.

Note 8      Stock Option Plan

            Incentive Stock Options

            The Company has an incentive stock option plan (the "Plan") for key employees of the Company, consisting of 250,000 shares of common stock. The options are to be granted to employees as determined by a committee administering the Plan. The exercise price of options granted under the Plan cannot be less than the fair market value of the common stock on the date of grant. As of December 31, 2006 and 2005, no options have been granted.

            Stock Appreciation Rights

            Stock Appreciation Rights (SARs) that may be granted, in connection with incentive stock options, would permit an employee to receive an amount equal to the difference between the exercise price of the option and the fair market value of the Company's common stock upon the exercise date in stock of the Company or in cash, depending upon the Company's determination. As of December 31, 2006 and 2005, no rights have been granted.

Note 9      Advertising Costs

            The Company expenses advertising costs as incurred. Total advertising costs charged to expense for 2006 and 2005 were $46,265 and $65,707, respectively.

TenderCare International, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 10     Notes Receivable from Sale of Stock

            At December 31, 2005, the Company had notes receivable outstanding from the Chairman and President of the Company. The notes, issued in conjunction with the purchase of common stock, bear interest at 1% and are due in July 2008. On March 24, 2006, the balances of the notes receivable from sale of stock were retired by deducting them from notes payable owed to related parties.

Note 11     Lawsuit Settlements

            The Company filed a lawsuit against a former employee and received a judgment for $107,000. In January 2005 additional action was taken to secure payment of the judgment. A 10% note receivable was established, with interest and principal payments totaling $750 per month. The balance of this note receivable was $96,481 and $102,068 at December 31, 2006 and 2005, respectively.

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

TenderCare International, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 14     Major Customers

            In 2006, two major customers accounted for 38% and 13% of net sales aggregating approximately $1,299,934 and $447,476, respectively.

            In 2005, four major customers accounted for 22%, 13%, 12% and 10% of net sales aggregating approximately $690,000, $410,000, 364,000 and $317,000, respectively.

            The Company had three customers which accounted for 87% and 72% of accounts receivable at December 31, 2006 and 2005, respectively.

            In 2006, three major suppliers accounted for approximately $2,375,655 of purchases. These suppliers accounted for 96% of accounts payable at December 31, 2006.

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

Note 16     Effects of Recently Issued Accounting Standards

            In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140" ("SFAS 155") to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application permitted. Accordingly, the Company is to adopt SFAS 155 on January 1, 2007. The adoption of SFAS 155 is not expected to have any effect on the Company's financial position or results of operations.

            In June 2006, the FASB issued FASB Interpretation No. 48("FIN-48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company is planning to adopt FIN-48 on January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company's financial position or results of operations.

TenderCare International, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 16     Effects of Recently Issued Accounting Standards (Continued)

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company is to adopt SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have material effect on the Company's financial position or results of operations.

            In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The initial adoption of SAB No. 108 had no affect on the Company's financial position, results of operations, or cash flows.

            In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No.
            159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

Note 17     Subsequent Event

            On February 28, 2007, the Company purchased assets from an entity in the shoe polishing industry for $79,000, which was financed with related party debt.

Note 18     Reclassification

            Certain amounts have been reclassified to conform to current year presentation.

Additional Information
--------------------------------------------------------------------------------

TenderCare International, Inc.

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2006 and 2005
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                    Balance at     Charged to   Charged to other                    Balance
                                   beginning of    costs and       accounts -      Deductions -    at end of
Description                           period        expenses        describe        describe        period
------------------------------------------------------------------------------------------------------------
Reserve for bad debts:
  Year ended December 31, 2006        $9,500           $0             $0               $0           $9,500
============================================================================================================
  Year ended December 31, 2005        $9,500           $0             $0               $0           $9,500
============================================================================================================

See Report of Independent Registered Public Accounting Firm.