Form 10QSB
period 2007-03-31
TENDERCARE INTERNATIONAL INC
filed 2007-05-15
CIK 777513

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

                  For the quarterly period ended March 31, 2007

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

      Yes|X|                      No|_|

There were 7,454,582 shares of the Registrant's $.01 par value common stock outstanding as of May 11, 2007.

                         TenderCare International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                        PAGE
PART I    Financial Information

   Item 1 Financial Statements

             Balance Sheets as of March 31, 2007 (Unaudited)             3
             and December 31, 2006

             Statements of Operations for the three months ended         5
             March 31, 2007 and 2006 (Unaudited)

             Statements of Cash Flows for the three months ended         6
             March 31, 2007 and 2006 (Unaudited)

             Notes to Financial Statements                               7

   Item 2    Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8


   Item 3    Contro1s and Procedures                                    11

PART II   Other Information

SIGNATURES                                                              13

SECTION 302 CERTIFICATION                                               14

SECTION 906 CERTIFICATION                                               17

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

TenderCare International, Inc.
              Balance Sheets

                                                                                                        March 31,       December 31,
                                                                                                          2007              2006
                                                                                                      ------------------------------
                 Assets                                                                               (Unaudited)
Current assets:
 Cash                                                                                                 $  9,620              $ 79,842
 Certificate of deposit                                                                                  5,239                 5,185
 Accounts receivable, Net of $9,500 allowance                                                          145,420               239,407
 Inventories                                                                                           412,642               225,104
 Prepaid expenses                                                                                       18,818                25,720
 Notes receivable - current                                                                             11,292                11,150
------------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                                                                  603,031               586,408
------------------------------------------------------------------------------------------------------------------------------------
Property and equipment:
 Buildings and leasehold improvements                                                                   40,380                40,380
 Machinery and equipment                                                                               102,870                13,247
 Furniture and office equipment                                                                         71,810                70,766
------------------------------------------------------------------------------------------------------------------------------------
 Totals                                                                                                215,060               124,393
 Less - accumulated depreciation                                                                        97,151                93,093
------------------------------------------------------------------------------------------------------------------------------------
 Total property and equipment                                                                          117,909                31,300
------------------------------------------------------------------------------------------------------------------------------------
Other assets:
 Brands and trademarks, Net of accumulated amortization                                                181,895               184,417
 Notes receivable - Long term                                                                           93,916                96,778
------------------------------------------------------------------------------------------------------------------------------------
  Total other assets                                                                                   275,811               281,195
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                          $996,751              $898,903
====================================================================================================================================

See accompanying notes to the interim financial statements.

TenderCare International, Inc.
                Balance Sheets

                    Liabilities and Stockholders' Deficit                                     March 31,                 December 31,
                                                                                                2007                       2006
                                                                                           -----------------       -----------------
                                                                                             (Unaudited)
Current liabilities:
 Notes payable - Related parties                                                            $   536,130                $   221,797
 Accounts payable                                                                               708,804                    778,589
 Accrued and other liabilities:
     Payroll and related taxes                                                                    7,065                     15,775
     Taxes other than income taxes                                                                  559                        734
     Other                                                                                          325                          0
-----------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                   1,252,883                  1,016,895
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Deficit:
 Common stock - $0.01 par value
 Authorized - 10,000,000 shares
 Issued and outstanding - 7,454,582 shares                                                       74,546                     74,546
 Additional paid-in capital                                                                   7,223,079                  7,223,079
 Accumulated deficit                                                                         (7,553,757)                (7,415,617)
-----------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' deficit                                                           (256,132)                  (117,992)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
    AND STOCKHOLDERS' DEFICIT                                                               $   996,751                $   898,903
===================================================================================================================================

See accompanying notes to the interim financial statements.

TenderCare International, Inc.

Statement of Operations
(Unaudited)

                                                                                                          Three months ended
                                                                                                              March 31
                                                                                                   2007                      2006
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Net sales                                                                                      $684,497                  $767,892
  Cost of sales                                                                                   585,962                   542,011
------------------------------------------------------------------------------------------------------------------------------------
Gross profit on sales                                                                              98,535                   225,881
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  Selling                                                                                          70,939                    83,093
  Administrative and general                                                                      162,217                   137,767
------------------------------------------------------------------------------------------------------------------------------------
Total operating expense                                                                           233,156                   220,860
------------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                                          (134,621)                    5,021
Other Income (deductions):
  Other income                                                                                      1,146                     7,112
  Interest expense                                                                                 (4,665)                   (9,074)
------------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                                               ($138,140)                   $3,058
====================================================================================================================================
  Net income (loss) per share - Basic and diluted                                                  ($0.02)                    $0.00
------------------------------------------------------------------------------------------------------------------------------------
Weighted average
  common shares outstanding - Basic and diluted                                                 7,454,582                 7,481,432
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the interim financial statements.

TenderCare International, Inc.
Statement of Cash Flows
(Unaudited)

                                                                                                     Three months ended March 31,
Cash Flows From Operating Activities:                                                                 2007                   2006
                                                                                                      ----                   ----
  Net income (loss) for the period                                                                 ($138,140)             $   3,058
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                                      8,236                  8,816
    Changes in assets and liabilities:
       Accounts receivable                                                                            93,987                (56,714)
       Inventories                                                                                  (187,538)                17,921
       Prepaid expenses                                                                                6,902                 18,240
       Accounts payable and accrued liabilities                                                      (78,345)                39,729
------------------------------------------------------------------------------------------------------------------------------------
  Total adjustments                                                                                 (156,758)                27,992
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                                          (294,898)                31,050
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Proceeds from (investment in) certificate of deposit                                                   (54)               118,976
  Capital expenditures                                                                               (90,667)                (4,500)
  Brands and Trademark expenditures                                                                   (1,656)                     0
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                                           (92,377)               114,476
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from note receivable                                                                        2,720                  1,391
  Bank overdraft                                                                                           0                (39,200)
  Proceeds from (payments on) notes payable                                                          314,333                 (1,679)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                                           317,053                (39,488)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                                      (70,222)               106,038
Cash:
  Beginning of period                                                                                 79,842                 17,157
------------------------------------------------------------------------------------------------------------------------------------
  End of period                                                                                    $   9,620              $ 123,195
====================================================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                         $   4,665              $   9,075

See accompanying notes to the interim financial statements.

                         TenderCare International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US
GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 is not necessarily indicative of the operating results for the year ending December 31, 2007.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition, inventories and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three month period ended March 31, 2007, and have made no changes to these polices during fiscal 2007.

Note B - Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $7,553,757 as of March 31, 2007. In addition, the Company has negative working capital, net operating losses and negative cash flows from operating activities for the 3 months ended March 31, 2007. Management believes projected operating revenues will provide the Company with sufficient liquidity through 2007. If capital requirements vary materially from those currently planned, the Company could require additional related party debt. There can be no assurances that adequate funds will be available when needed or on acceptable terms.

Note C - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                                          March 31,                 December 31,
                                            2007                        2006
                                            ----                        ----
Finished goods                           $387,337                    $201,405
Bags & boxes                               25,305                      23,699
                                         --------                    --------
                                         $412,642                    $225,104
                                         ========                    ========

Note D - Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

Note E - Income Taxes

A valuation allowance has been established to offset deferred tax assets due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN-48"), "Accounting for uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN-48 on January 1, 2007. The adoption of FIN-48 did not have a material effect on the Company's financial position or results of operations.

Note F - Income per Common Share

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FORWARD-LOOKING STATEMENTS

        We may from time to time make written or oral "forward-looking statements", including our statements contained in this filing with the Securities and Exchange Commission and in our reports to stockholders, as well as elsewhere. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the use of forward-looking terminology, such as "may", "expect", "anticipate", "estimate", "goal", "continue", or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Any such statement is qualified by reference to the following cautionary statements.

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

        TenderCare International, Inc. (the "Company", "TenderCare") markets and sells Tushies(R) and TenderCare(R) disposable baby diapers, natural formula wipes, Earth Friendly Baby products, GAIA Skin Naturals, Rapid Shine shoe polishers and related products through health product stores, mail order catalogues, Tushies Baby Care representatives at 1-800-344-6379, the Internet at tushies.com, tendercarediapers.com, drugstore.com, our representative in the UK greenbabyco.com and in an ongoing direct marketing relationship with Earth's Best Baby Food, a division of Hain Group. Earth's Best Organic Baby Food is the largest certified organic baby food manufacturer in the United States and shares in joint promotional activities with the Company.

        TenderCareDiapers Plus in Convenience Packs and Jumbo Packs (patent pending) - the only 100% totally Chlorine-Free WHITE Soft Super Absorbent Disposable diaper along with the Company's new FLUSHABLE Natural Formula TenderCare Wipes are the newest additions to the Company's product line.

        The company leases its warehouse and central distribution center in Eau Claire, Wisconsin.

        The Company has entered into a contract to make private label baby diapers and baby pull-ups for a large U.S. and European grocery retailer. Shipments began near the end of the third quarter 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

                     MATERIAL CHANGES IN FINANCIAL POSITION

        Total assets of the Company increased $97,848 or 11% for the three month period from $898,903 on December 31, 2006 to $996,751 on March 31, 2007
        primarily due to the purchase of additional fixed assets and increased inventory.

        Net receivables decreased $93,987 or 39% from $239,407 on December 31, 2006 to $145,420 on March 31, 2006. Inventory increased due to purchases of product in anticipation of substantial orders in the first half of 2007. Accounts payable decreased by $69,785 from $778,589 on December 31, 2006 to $708,804 on March 31, 2007 due to the infusion of cash (notes payable - related parties) used to pay down payables.

        Total stockholders' equity decreased $138,140 during the three-month period ended March 31, 2007 due to delays of anticipated first quarter orders.

        MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months Ended March 31, 2007 and 2006.

        Net sales for the three months ended March 31, 2007 were $684,497 compared to $767,892 for the quarter ended March 31, 2006, a decrease of $83,395 or 11%. The decrease for the current quarter is a result of slow arrival of anticipated orders. The Company is positioned with representatives in each of the contiguous United States, Hawaii, Canada, Europe, Australia, New Zealand and the Far East.

        The cost of products sold was $585,962 or 86% of net sales for the quarter ended March 31, 2007, compared to $542,011 or 71% of net sales for the quarter ended March 31, 2006. The gross profit decrease for the current quarter results from a higher proportion of sales falling in the most competitive product areas.

        Operating expenses increased $12,296 or 6% from $220,860 for the quarter ended March 31, 2006 to $233,156 for quarter ended March 31, 2007. The increase between the respective quarters primarily resulted from travel and meeting expenses related to the purchase of the Rapid Shine business and promotion of new baby products.

        A net loss of $138,140 was experienced for the quarter ended March 31, 2007, compared to net income of $3,058 for the quarter ended March 31, 2006. The net loss primarily relates to the late arrival of anticipated sales orders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

        LIQUIDITY AND CAPITAL RESOURCES

        Capital resources on hand at March 31, 2007 include cash of $9,620 and a net working capital deficit of $649,852. This represents a decrease of $219,365 or 51% in net working capital as compared to December 31, 2006 [due to increased inventory purchases and net operating loss.]

        The Company had capital expenditures primarily related to the purchase of Rapid Shine assets of $90,667 for the quarter ended March 31, 2007. Rapid Shine is a shoe polishing business the company believes will continue to diversify its operation.

        The Company believes that its capital resources on hand at March 31, 2007, together with anticipated revenues from product sales, will be sufficient to meet its cash requirements for the year.

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

PART  II. OTHER INFORMATION

Item  1. LEGAL PROCEDINGS - None.

Item  2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

Item  3. DEFAULTS UPON SENIOR SECURITIES - Not applicable.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item  5. OTHER INFORMATION - None.

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

Date:  May 11, 2007

                                                  /s/ Stu Brown
                                                  -------------
                                                  VP, CFO

Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D.C.

RE: TenderCare International, Inc. - Quarterly Report on Form 10-QSB For the Quarterly period ending March 31, 2007

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

      4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

                  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 11, 2007

                                               /s/ Edward Reiss
                                               ----------------
                                               Edward Reiss
                                               Co-Chief Executive Officer

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

      4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

                  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 11, 2007

                                               /s/ Stu Brown
                                               -------------
                                               Stu Brown
                                               VP, CFO

EXHIBIT 32.1

                            SECTION 906 CERTIFICATION

The undersigned Chief Executive Officer of TenderCare International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  May 11, 2007

                                          /s/ Edward Reiss
                                          ----------------
                                          Edward Reiss
                                          Co-Chief Executive Officer

EXHIBIT 32.1

                            SECTION 906 CERTIFICATION

The undersigned Vice-President & CFO of TenderCare International, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  May 11, 2007

                                          /s/ Stu Brown
                                          -------------
                                          Stu Brown
                                          VP, CFO