Form 10QSB
period 2007-06-30
TENDERCARE INTERNATIONAL INC
filed 2007-08-16
CIK 777513

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

                  For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

      Yes |X|    No |_|

There were 7,454,582 shares of the Registrant's $.01 par value common stock outstanding as of August 13, 2007.

                         TenderCare International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.         Financial Information

     Item 1.    Condensed Financial Statements

                Condensed Balance Sheets as of June 30, 2007 (unaudited)
                and December 31, 2006.                                        3

                Condensed Statements of Operations for the three
                and six months ended June 30, 2007 and 2006 (unaudited)       5

                Condensed Statements of Cash Flows for the six months
                ended June 30, 2007 and 2006 (unaudited)                      6

                Notes to Condensed Financial Statements                       7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9

     Item 3.    Controls and Procedures                                      12


PART II.        Other Information

     SIGNATURES                                                              14

     SECTION 302 CERTIFICATION                                               15

     SECTION 906 CERTIFICATION                                               17

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

TenderCare International, Inc.

Balance Sheets

                                                     June 30,       December 31,
              Assets                                  2007              2006
--------------------------------------------------------------------------------
                                                   (Unaudited)
Current assets:
  Cash                                             $   73,688       $   79,842
  Certificate of deposit                                5,298            5,185
  Accounts receivable, Net of $9,500 allowance        371,608          239,407
  Inventories                                         720,013          225,104
  Prepaid expense and other receivable                140,478           25,720
  Notes receivable - current                           11,533           11,150
--------------------------------------------------------------------------------
    Total current assets                            1,322,618          586,408
--------------------------------------------------------------------------------
Property and equipment:
  Buildings and leasehold improvements                 40,380           40,380
  Machinery and equipment                             148,236           13,247
  Furniture and office equipment                       71,810           70,766
--------------------------------------------------------------------------------
  Totals                                              260,426          124,393
  Less - accumulated depreciation                     104,445           93,093
--------------------------------------------------------------------------------
  Total property and equipment                        155,981           31,300
--------------------------------------------------------------------------------
Other assets:
  Brands and trademarks, Net of
    accumulated amortization                          179,374          184,417
  Notes receivable - Long term                         91,172           96,778
--------------------------------------------------------------------------------
    Total other assets                                270,546          281,195
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $1,749,145       $  898,903
================================================================================

See accompanying notes to the interim financial statements.

TenderCare International, Inc.

Balance Sheets

                                                      June 30,      December 31,
Liabilities and Stockholders' Deficit                   2007            2006
--------------------------------------------------------------------------------
                                                    (Unaudited)
Current liabilities:
  Notes payable:
     Related party                                   $  649,289     $  221,797
  Accounts payable                                    1,251,768        778,589
  Accrued and other liabilities:
     Payroll and related taxes                           15,430         15,775
     Taxes other than income taxes                          662            734
--------------------------------------------------------------------------------
     Total current liabilities                        1,917,149      1,016,895
--------------------------------------------------------------------------------
Stockholders' deficit:
  Common stock - $0.01 par value
    authorized - 10,000,000 shares
  Issued and outstanding - 7,454,582 shares
     on June 30, 2007 and December 31, 2006              74,546         74,546
  Additional paid-in capital                          7,223,079      7,223,079
  Accumulated deficit                                (7,465,629)    (7,415,617)
--------------------------------------------------------------------------------
     Total stockholders' deficit                       (168,004)      (117,992)
--------------------------------------------------------------------------------
TOTAL LIABILITIES
    AND STOCKHOLDERS' DEFICIT                        $1,749,145     $  898,903
================================================================================

See accompanying notes to the interim financial statements.

TenderCare International, Inc.

Statement of Operations
(Unaudited)

                                                               Three months ended                         Six months ended
                                                                     June 30,                                  June 30,
                                                       ---------------------------------           ---------------------------------
                                                          2007                   2006                 2007                   2006
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $1,034,428              $693,176            $1,718,925            $1,489,331
Cost of products sold                                     793,199               547,999             1,379,161             1,090,010
------------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                              241,229               145,177               339,764               399,321

Operating Expenses                                        271,231               236,754               504,387               485,877
------------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                            (30,002)              (91,577)             (164,623)              (86,556)

Other Income (Expense)
  Other income                                            127,527                53,675               128,673                60,787
  Interest expense                                         (9,397)               (9,130)              (14,062)              (18,205)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $88,128              ($47,032)             ($50,012)             ($43,974)
====================================================================================================================================
Basic and diluted loss
  per common share                                          $0.01                ($0.01)               ($0.01)               ($0.01)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average
  common shares outstanding                             7,454,582             7,481,432             7,454,582             7,481,432
====================================================================================================================================

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Cash Flows
(Unaudited)

                                                      Six months ended June 30,
                                                     ---------------------------
                                                        2007            2006
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net loss for the period                             ($50,012)       ($43,974)
--------------------------------------------------------------------------------
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                       16,395          14,232
    Gain on sale of assets                                   0         (46,382)
    Changes in assets and liabilities:
      Accounts receivable                             (132,201)         52,289
      Inventories                                     (494,909)        (64,799)
      Prepaid expenses & other revenue                (114,758)         20,705
      Accounts payable and accrued liabilities         472,762          30,888
--------------------------------------------------------------------------------
  Total adjustments                                   (252,711)          6,933
--------------------------------------------------------------------------------
      Net cash used in operating activities           (302,723)        (37,041)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Proceeds from sale of assets                               0         324,454
  Proceeds from (investment in) certificate
    of deposit                                            (113)        218,701
  Capital expenditures                                (136,033)         (4,500)
--------------------------------------------------------------------------------
      Net cash provided by (used in) investing
        activities                                    (136,146)        538,655
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from note receivable                          5,223           2,783
  Payments on bank overdraft                                 0         (39,200)
  Proceeds from (principal payments) on
    related party debt                                 427,492        (142,839)
  Principal payments on note payable - Bank                  0        (285,831)
--------------------------------------------------------------------------------
      Net cash provided by (used in) financing
        activities                                     432,715        (465,087)
--------------------------------------------------------------------------------
Net increase (decrease) in cash                         (6,154)         36,527
Cash:
  Beginning of period                                   79,842          17,157
--------------------------------------------------------------------------------
  End of period                                        $73,688         $53,684
================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $14,062         $18,205

See accompanying notes to the interim financial statements.

                         TenderCare International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006. Operating results for the six months ended June 30, 2007 is not necessarily indicative of the operating results for the year ending December 31, 2007.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition, inventories and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Based upon our review, we have determined that these policies remain our most critical accounting policies for the six month period ended June 30, 2007, and have made no changes to these policies during fiscal 2007.

Note B - Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $7,465,629 as of June 30, 2007. In addition, the Company has negative working capital, net operating losses and negative cash flows from the operating activities for the six months ended June 30, 2007. Management believes projected operating revenues will provide the Company with sufficient liquidity through 2007. If capital requirements vary materially from those currently planned, the Company could require additional related party debt. There can be no assurances that adequate funds will be available when needed or on acceptable terms.

Note C - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:

                                                      June 30,     December 31,
                                                        2007           2006
                                                     --------------------------
Finished goods                                        $702,319       $201,405
Bags and boxes                                          17,694         23,699
                                                     --------------------------
                                                      $720,013       $225,104
                                                     ==========================

Note D - Income Taxes

A valuation allowance has been established to offset deferred tax assets due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN-48), "Accounting for uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN-48 on January 1, 2007. The adoption of FIN-48 did not have a material effect on the Company's financial position or results of operations.

Note E - Income per Common Share

Basic income per common share is computed based upon the weighted average number of common shares outstanding during the period, while diluted income per common share considers the effect of common stock equivalents. Basic and diluted income per common share is the same since there are no common stock equivalents.

Note F - Subsequent Event

On August 1, 2007, TenderCare International, Inc. and Seventh Generation, Inc. have entered into a settlement agreement resolving a dispute regarding each party's marketing and promotion of their respective disposable diaper products. Although the specific terms of the agreement are confidential, neither party acknowledged any wrongdoing or liability. The settlement has been reflected in the accompanying financial statements.

On August 6, 2007 TenderCare International, Inc. announced the signing of a letter of intent to sell all outstanding shares of stock to The Hain-Celestial Group, Inc., a leading natural and organic food and personal care products company. Under terms of the agreement, Hain-Celestial has agreed to pay $0.45 per share in cash for all the outstanding shares of TenderCare stock. As of December 31, 2006 there were 7,454,582 shares of TenderCare common stock outstanding. The transaction is expected to be partially accretive to Hain-Celestial's earnings during its fiscal year 2008.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         FORWARD-LOOKING STATEMENTS (Continued)

         TenderCareDiapers Plus in Convenience Packs and Jumbo Packs (patent pending) - the only Chlorine-Free WHITE Soft Super Absorbent Disposable diaper along with the Company's new FLUSHABLE Natural Formula TenderCare Wipes are the newest additions to the Company's product line.

         The Company leases its warehouse and central distribution center in Eau Claire, Wisconsin.

         The Company has entered into a contract to make private label baby diapers and baby pull-ups for a large U.S. and European grocery retailer. Shipments began near the end of the third quarter 2006.

         MATERIAL CHANGES IN FINANCIAL POSITION

         Total assets of the Company increased $850,242 or 95% from $898,903 at December 31, 2006 to $1,749,145 at June 30, 2007. The increase was primarily due to additional inventory and accounts receivable, both related to a private label diapers and pull-up contract.

         Net receivables increased $132,201 or 55% from $239,407 at December 31, 2006 to $371,608 at June 30, 2007. Accounts payable increased by $473,179 from $778,589 on December 31, 2006 to $1,251,768 at June 30,
         2007. The increase in accounts payable was due to purchases of increased inventory to meet the needs of our new private label customer.

         Total stockholders' deficit increased $50,012 or 42% during the six-month period ended June 30, 2007 due to the year-to-date net loss.

         MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months Ended June 30, 2007 and 2006

         Net sales for the three months ended June 30, 2007 were $1,034,428 compared to $693,176 for the quarter ended June 30, 2006, an increase of $341,252 or 49%. The increase for the current quarter is a result of increased sales in private label and specialty baby products. The Company is positioned with representatives in each of the contiguous United States, Hawaii, Alaska, Canada, Europe, the UK, Australia, New Zealand and the Far East.

         The cost of products sold was $793,199 or 77% of net sales for the quarter ended June 30, 2007, compared to $547,999 or 79% of net sales for the quarter ended June 30, 2006. The gross profit increase for the current quarter results from selective price increases and reductions in shipping costs related to negotiated freight rates.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months Ended June 30, 2007 and 2006 (Continued)

         Operating expenses increased $34,477 or 15% from $236,754 to $271,231 for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. The increase between the respective quarters primarily resulted from increased promotion activity and legal expenses incurred in connection with the Seventh Generation lawsuit settlement and proposed transaction with The Hain Celestial Group.

         Net income of $88,128 was experienced for the quarter ended June 30, 2007, compared to a $47,032 net loss for the quarter ended June 30, 2006. The current quarter net income primarily resulted from the lawsuit settlement.

         MATERIAL CHANGES IN RESULTS OF OPERATIONS - Six Months Ended June 30, 2007 and 2006

         Net sales for the six months ended June 30, 2007 increased $229,594 or 15% to $1,718,925 from $1,489,331 for the six months ended June 30, 2006. Cost of goods sold increased $289,151 to $1,379,161 for the six months ended June 30, 2007 from $1,090,010 for the six months ended June 30, 2006 due to reduced margin on newly introduced products.

         Operating expenses increased only $18,510, or 4%, to $504,387 for the six months ended June 30, 2007 from $485,877 for the six months ended June 30, 2006.

         LIQUIDITY AND CAPITAL RESOURCES

         Capital resources on hand at June 30, 2007 include cash of $73,688 and a net working capital deficit of $594,531. This represents a decrease of $6,154 (8%) in cash and an increase of $204,044 (38%) in negative working capital as compared to December 31, 2006.

         The Company had capital expenditures primarily related to the purchase of Rapid Shine assets of $136,033 for the six months ended June 30, 2007. Rapid Shine is a shoe polishing business the Company believes will continue to diversify its operation.

         The Company believes that its cash on hand at June 30, 2007, together with anticipated revenues from product sales, will be sufficient to meet its cash requirements for the year.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEDINGS

         TenderCare International, Inc. and Seventh Generation, Inc. have entered into a settlement agreement resolving a dispute regarding each party's marketing and promotion of their respective disposable diaper products. Although the specific terms of the agreement are confidential, neither party acknowledged any wrongdoing or liability.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not
           applicable.

Item 5.  OTHER INFORMATION - Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Item No.                 Item                     Method of Filing
         --------                 ----                     ----------------

           31.1         Section 302 Certification            Filing herewith
           32.1         Section 906 Certification            Filing herewith

         (b) Reports on Form 8-K

         On August 2, 2007, TenderCare International, Inc. and Seventh Generation, Inc. have entered into a settlement agreement resolving a dispute regarding each party's marketing and promotion of their respective disposable diaper products. Although the specific terms of the agreement are confidential, neither party acknowledged any wrongdoing or liability.

         On August 6, 2007 TenderCare International, Inc. announced the signing of a letter of intent to sell all outstanding shares of stock to The Hain-Celestial Group, Inc., a leading natural and organic food and personal care products company. Under terms of the agreement, Hain-Celestial has agreed to pay $0.45 per share in cash for all the outstanding shares of TenderCare stock. As of December 31, 2006 there were 7,454,582 shares of TenderCare common stock outstanding. The transaction is expected to be partially accretive to Hain-Celestial's earnings during its fiscal year 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TenderCare International, Inc.

Date: August 13, 2007

                                                  /s/ Stu Brown
                                                  -------------
                                                  VP, CFO

Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D.C.

RE: TenderCare International, Inc. - Quarterly Report on Form 10-QSB For the Quarterly period ending June 30, 2007

Ladies and Gentlemen:

      Transmitted herewith are written statements pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 to accompany the above-captioned periodic report.

                                             Very truly yours,
                                             TenderCare International, Inc.

                                             By: /s/ Stu Brown
                                                 -------------------------
                                                 Stu Brown, VP & CFO