Form 10QSB
period 2007-09-30
TENDERCARE INTERNATIONAL INC
filed 2007-11-14
CIK 777513

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

                For the quarterly period ended September 30, 2007

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

        Yes |X|                        No |_|

 There were 7,450,582 shares of the Registrant's $.01 par value common stock outstanding as of November 12, 2007.

                         TenderCare International, Inc.

                         Condensed Financial Statements

                                Table of Contents

                                                                            PAGE

PART I.    Financial Information

   Item 1. Condensed Financial Statements

           Condensed Balance Sheets as of September 30, 2007 (unaudited)
           and December 31, 2006.                                             3

           Condensed Statements of Operations for the three and nine
           months ended September 30, 2007 and 2006 (unaudited)               5

           Condensed Statements of Cash Flows for the nine months
           ended September 30, 2007 and 2006 (unaudited)                      6

           Notes to Condensed Financial Statements                            7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

   Item 3. Controls and Procedures                                           12


PART II.   Other Information

   SIGNATURES                                                                14

   SECTION 302 CERTIFICATION                                                 15

   SECTION 906 CERTIFICATION                                                 17

PART  I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

TenderCare International, Inc.

Balance Sheets

                                                     September 30,  December 31,
                       Assets                             2007          2006
--------------------------------------------------------------------------------
                                                      (Unaudited)
Current assets:
  Cash                                                    $25,119      $79,842
  Certificate of deposit                                      802        5,185
  Accounts receivable, Net of $9,500 allowance            429,926      239,407
  Inventories                                             458,504      225,104
  Prepaid expense                                          27,744       25,720
  Notes receivable - current                               11,682       11,150
--------------------------------------------------------------------------------
    Total current assets                                  953,777      586,408
--------------------------------------------------------------------------------
Property and equipment:
  Buildings and leasehold improvements                     40,380       40,380
  Machinery and equipment                                 150,243       13,247
  Furniture and office equipment                           71,810       70,766
--------------------------------------------------------------------------------

  Totals                                                  262,433      124,393
  Less - accumulated depreciation                         112,481       93,093
--------------------------------------------------------------------------------
  Total property and equipment                            149,952       31,300
--------------------------------------------------------------------------------
Other assets:
  Brands and trademarks, Net of accumulated
    amortization                                          176,852      184,417
  Notes receivable - Long term                             88,197       96,778
--------------------------------------------------------------------------------
    Total other assets                                    265,049      281,195
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $1,368,778     $898,903
================================================================================

See accompanying notes to the interim financial statements.

TenderCare International, Inc.

Balance Sheets

                                                     September 30,  December 31,
       Liabilities and Stockholders' Deficit              2007          2006
--------------------------------------------------------------------------------
                                                     (Unaudited)
Current liabilities:
  Notes Payable -  Related party                       $649,289     $221,797
  Accounts payable                                      898,256      778,589
  Accrued and other liabilities                           8,930       16,509
--------------------------------------------------------------------------------
    Total current liabilities                         1,556,475    1,016,895
--------------------------------------------------------------------------------

Stockholders' deficit:
  Common stock - $0.01 par value
  authorized - 10,000,000 shares
  Issued and outstanding - 7,454,582 shares on
    September 30, 2007 and December 31, 2006             74,546       74,546
  Additional paid-in capital                          7,223,079    7,223,079
  Accumulated deficit                                (7,485,322)  (7,415,617)
--------------------------------------------------------------------------------
         Total stockholders' deficit                   (187,697)    (117,992)
--------------------------------------------------------------------------------
TOTAL LIABILITIES
    AND STOCKHOLDERS' DEFICIT                        $1,368,778     $898,903
================================================================================

See accompanying notes to the interim financial statements.

TenderCare International, Inc.

Statement of Operations
(Unaudited)

                                                 Three months ended            Nine months ended
                                                    September 30,                 September 30,
                                             -------------------------     -------------------------
                                                2007           2006          2007           2006
----------------------------------------------------------------------------------------------------
Net sales                                     $935,601       $955,521     $2,654,526     $2,444,852
Cost of products sold                          708,160        874,851      2,087,321      1,964,861
----------------------------------------------------------------------------------------------------
Gross Margin                                   227,441         80,670        567,205        479,991

Operating Expenses                             237,043        238,142        741,430        724,019
----------------------------------------------------------------------------------------------------
Operating Loss                                  (9,602)      (157,472)      (174,225)      (244,028)

Other Income (Expense)
  Other income                                   2,336          5,061        131,009         65,846
  Interest expense                             (12,427)        (3,117)       (26,489)       (21,322)
----------------------------------------------------------------------------------------------------

Net income (loss)                             ($19,693)     ($155,528)      ($69,705)     ($199,504)
====================================================================================================
Basic and diluted loss
  per common share                              ($0.00)        ($0.02)        ($0.01)        ($0.03)
----------------------------------------------------------------------------------------------------
Weighted average
  common shares outstanding                  7,454,582      7,459,182      7,454,582      7,459,182
====================================================================================================

See accompanying notes to the condensed interim financial statements.

TenderCare International, Inc.

Statement of Cash Flows
(Unaudited)
                                                           Nine months ended
                                                              September 30,
                                                        ------------------------
                                                           2007         2006
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net loss for the period                               ($69,705)   ($199,502)
--------------------------------------------------------------------------------
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                         26,953       19,758
    Gain on sale of assets                                     0      (51,382)
    Changes in assets and liabilities:
      Accounts receivable                               (190,519)    (228,274)
      Inventories                                       (233,400)      37,518
      Prepaid expenses                                    (2,024)      12,449
      Accounts payable and accrued liabilities           112,088      381,692
--------------------------------------------------------------------------------
  Total adjustments                                     (286,902)     171,761
--------------------------------------------------------------------------------
      Net cash used in operating activities             (356,607)     (27,741)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Proceeds from sale of assets                                 0      329,454
  Proceeds from (investment in) certificate of
  deposit                                                  4,383      218,687
  Capital expenditures                                  (138,040)      (4,877)
  Brands and Trademark expenditures                            0      (12,235)
--------------------------------------------------------------------------------
      Net cash provided by (used in) investing
        activities                                      (133,657)     531,029
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Issuance of notes receivable                                $0      (13,175)
  Proceeds from note receivable                            8,049        4,624
  Payments on bank overdraft                                   0      (39,200)
  Purchase of TenderCare common stock                          0      (10,000)
  Proceeds from (principal payments) on related
    party debt                                           427,492     (142,839)
  Principal payments on note payable - Bank                    0     (285,831)
--------------------------------------------------------------------------------
      Net cash provided by (used in) financing
        activities                                       435,541     (486,421)
--------------------------------------------------------------------------------
  Net increase (decrease) in cash                        (54,723)      16,867
  Cash:
    Beginning of period                                   79,842       17,157
--------------------------------------------------------------------------------
    End of period                                        $25,119      $34,024
================================================================================

See accompanying notes to the interim financial statements.

                         TenderCare International, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, Item 310 of Regulation S-B and with accounting principles generally accepted in the United States of America (US GAAP) for interim financial statements. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006. Operating results for the nine months ended September 30, 2007 is not necessarily indicative of the operating results for the year ending December 31, 2007.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition, inventories and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Based upon our review, we have determined that these policies remain our most critical accounting policies for the nine month period ended September 30, 2007, and have made no changes to these policies during fiscal 2007.

Note B - Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $7,485,322 as of September 30, 2007. In addition, the Company has negative working capital, net operating losses and negative cash flows from the operating activities for the nine months ended September 30, 2007. Management believes related party loans and impending merger with Hain-Celestial will provide the Company with sufficient liquidity through 2007. If capital requirements vary materially from those currently planned, the Company could require additional related party debt. There can be no assurances that adequate funds will be available when needed or on acceptable terms.

Note C - Inventory

Inventory is valued at the lower of cost (first-in, first-out basis) or market value. Inventory consists of the following:
                                                 September 30,    December 31,
                                                      2007           2006
                                                -------------------------------
Finished goods                                      $437,011       $201,405
Bags and boxes                                        21,493         23,699
                                                -------------------------------
                                                    $458,504       $225,104
                                                ===============================

Note D- Income Taxes

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

Note F - Subsequent Event

On October 24, 2007 TenderCare International, Inc. signed a merger agreement with The Hain Celestial Group, Inc., a leading natural and organic food and personal care products company. Under terms of the agreement, Hain-Celestial has agreed to pay $0.45 per share in cash for all the outstanding shares of TenderCare stock. As of September 30, 2007 there were 7,454,582 shares of TenderCare common stock outstanding. The transaction is expected to close in late December 2007 and to be slightly accretive to Hain-Celestial's earnings during its fiscal year 2008.

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

        MATERIAL CHANGES IN FINANCIAL POSITION

        Total assets of the Company increased $469,875 or 52% from $898,903 at December 31, 2006 to $1,368,778 at September 30, 2007. The increase was primarily due to additional inventory and accounts receivable, both related to a private label diapers and pull-up contract. Additional cash was provided to the company as a result of an increase in related party debt.

        Net receivables increased $190,519 or 80% from $239,407 at December 31, 2006 to $429,926 at September 30, 2007. Accounts payable increased by $119,667 from $778,589 on December 31, 2006 to $898,256 at September 30,
        2007. The increase in accounts payable was due to purchases of increased inventory to meet the needs of our new private label customer.

        Total stockholders' deficit increased $69,705 or 59% during the nine-month period ended September 30, 2007 due to the year-to-date net loss.

        MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months Ended September 30, 2007 and 2006

        Net sales for the three months ended September 30, 2007 were $935,601 compared to $955,521 for the quarter ended September 30, 2006, a decrease of $19,920 or 2%. The Company is positioned with representatives in each of the contiguous United States, Hawaii, Alaska, Canada, Europe, the UK, Australia, New Zealand and the Far East.

        The cost of products sold was $708,160 or 76% of net sales for the quarter ended September 30, 2007, compared to $874,851 or 92% of net sales for the quarter ended September 30, 2006. The gross profit increase for the current quarter results from selective price increases.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        MATERIAL CHANGES IN RESULTS OF OPERATIONS - Three Months ended September 30, 2007 and 2006 (Continued)

        Operating expenses decreased $1,099 from $238,142 to $237,043 for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006

        A net loss of $19,693 was experienced for the quarter ended September 30, 2007, compared to a $155,528 net loss for the quarter ended September 30, 2006. While gross profit margins improved legal expenses relative to a lawsuit settlement and the pending merger with Hain-Celestial contributed to the net loss.

        MATERIAL CHANGES IN RESULTS OF OPERATIONS - Nine Months Ended September 30, 2007 and 2006

        Net sales for the nine months ended September 30, 2007 increased $209,674 or 15% to $2,654,526 from $2,444,852 for the nine months ended
        September 30, 2006. Cost of goods sold increased $122,460 to $2,087,321 for the nine months ended September 30, 2007 from $1,964,861 for the same period ended September 30, 2006. Higher margins on products introduced last year were a significant factor in the increase.

        Operating expenses increased only $17,411, or 2%, to $741,430 for the nine months ended September 30, 2007 from $724,019 for the nine months ended September 30, 2006.

        LIQUIDITY AND CAPITAL RESOURCES

        Capital resources on hand at September 30, 2007 include cash of $25,119 and a net working capital deficit of $602,698. This represents a decrease of $54,723 or 69% in cash and an increase of $172,211 or 40% in negative working capital as compared to December 31, 2006.

        The Company had capital expenditures primarily related to the purchase of Rapid Shine assets of $138,040 for the nine months ended September 30, 2007. Rapid Shine is a shoe polishing business the Company believes will continue to help diversify its operation.

        The Company believes that its cash on hand at September 30, 2007, together with related party notes will be sufficient to meet its cash requirements for the year.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable.

Item 5. OTHER INFORMATION - Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        Item No.        Item                            Method of Filing
        --------        ----                            ----------------

          31.1       Section 302 Certification          Filing herewith
          32.1       Section 906 Certification          Filing herewith

        (b) Reports on Form 8-K

        On October 24, 2007, TenderCare International, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hain Celestial Group, Inc. ("Hain") and its wholly-owned subsidiary Hain Acquisition Corporation ("Merger Sub"). Under the Merger Agreement the Merger Sub will be merged into the Company, the shareholders of the Company will receive cash in the amount of $0.45 per share for each of the outstanding shares of the Company and the Company will become a wholly-owned subsidiary of Hain. Immediately prior to the effectiveness of the merger, demand promissory notes of the Company payable to Edward Reiss and Brenda Schenk in the approximate amount of $504,000 will be amended and restated to provide a fixed term and interest rate and the Company will sell Rapid Shine assets with a book value of $126,933 to Edward Reiss, the Co-Chief Executive officer of the Company, for $145,000, which amount will be paid by a credit against the Company promissory note to him.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TenderCare International, Inc.

Date:  November 12, 2007

                                                  /s/ Stu Brown
                                                  -------------
                                                  VP, CFO


Via EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N. W.
Washington, D.C.

RE: TenderCare International, Inc. - Quarterly Report on Form 10-QSB For the Quarterly period ending September 30, 2007

Ladies and Gentlemen:

      Transmitted herewith are written statements pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 to accompany the above-captioned periodic report.


                                   Very truly yours,
                                   TenderCare International, Inc.


                                   By:  /s/ Stu Brown
                                      -----------------

                                   Stu Brown, VP & CFO